Form 10QSB
period 1999-03-31
SIERRA RESOURCE GROUP INC
filed 1999-05-13
CIK 1076966

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _______ to __________


                           SIERRA RESOURCE GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

                Nevada                                         88-0413922
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                       6767 W. Tropicana Avenue, Suite 207
                             Las Vegas, Nevada 89103
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number:                                    (702) 248-1027
                                                                  --------------

Former name, former address, and former fiscal
year end, if changed since last report:                           Not applicable
                                                                  --------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days

                              Yes [X]     No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

        Common Stock, Par Value $0.001 Per Share, 1,860,000 Shares Outstanding at March 31, 1999.


Transitional Small Business Disclosure Format      Yes [ ]     No [X]

                           SIERRA RESOURCE GROUP, INC.

                                TABLE OF CONTENTS


PART I  FINANCIAL STATEMENTS

        Item 1    FINANCIAL STATEMENTS (Unaudited)

                  Balance Sheets . . . . . . . . . . . . .  3

                  Statement of Operations. . . . . . . . .  5

                  Note to Financial Statements . . . . . .  7

        Item 2    Management Discussion and Financial
                  Condition and Results of Operations. . .


PART II           OTHER INFORMATION. . . . . . . . . . . .  8

                  SIGNATURES . . . . . . . . . . . . . . . 10

                           Sierra Resource Group, Inc.
                          (A Development Stage Company)
              March 31, 1999, March 31, 1998 and December 31, 1998


                                     ASSETS

                                              (Unaudited)              Audited
                                     -----------------------------   ------------
                                       March 31,       March 31,     December 31,
                                         1999            1998            1998
                                     ------------    ------------    ------------
CURRENT ASSETS:                      $          0               0    $          0
                                     ------------    ------------    ------------

   TOTAL CURRENT ASSETS              $          0               0    $          0
                                     ------------    ------------    ------------

OTHER ASSETS:                        $          0               0    $          0
                                     ------------    ------------    ------------

   TOTAL CURRENT ASSETS              $          0               0    $          0
                                     ------------    ------------    ------------

TOTAL ASSETS                         $          0               0    $          0
                                     ============    ============    ============

                           Sierra Resource Group, Inc.
                          (A Development Stage Company)
              March 31, 1999, March 31, 1998 and December 31, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (Unaudited)
                                             --------------------------------          Audited
                                               March 31,           March 31,         December 31,
                                                 1999                1998                1998
                                             ------------        ------------        ------------

CURRENT LIABILITIES

  Officers Advances                          $      1,775        $          0        $        450
                                             ------------        ------------        ------------

  TOTAL CURRENT LIABILITIES                  $      1,775        $          0        $        450
                                             ------------        ------------        ------------


STOCKHOLDERS' EQUITY

  Common stock, no par value
  authorized 2,500 shares
  issued and outstanding at
  December 31, 1998-1,860                                                            $      1,860
  shares March 31, 1998-1,860                                    $      1,860
  shares

  Common stock, $0.001 par
  value authorized 25,000,000
  shares issued and outstanding
  at March 31, 1999-1,860,000
  shares                                     $      1,860

  Additional paid in Capital                            0                   0                   0

  Accumulated loss                                 -3,635              -1,860              -2,310
                                             ------------        ------------        ------------

  TOTAL STOCKHOLDERS' EQUITY                 $     -1,775        $          0        $       -450
                                             ------------        ------------        ------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                         $          0        $          0        $          0
                                             ============        ============        ============

                           Sierra Resource Group, Inc.
                          (A Development Stage Company)
            March 31, 1999, December 31, 1998, and March 31, 1998(1)


                             STATEMENT OF OPERATIONS


                                                                                    Audited
                                           Three Months Ended                     ------------
                                   -----------------------------------             Year Ended
                                     March 31,              March 31,             December 31,
                                       1999                   1998                    1998
                                   ------------           ------------            ------------
INCOME                             $          0           $          0            $          0
------                             ------------           ------------            ------------

EXPENSES

   General and
   Administrative                  $      1.325           $          0            $          0
                                   ------------           ------------            ------------

     Total Expenses                $      1.325           $          0            $          0
                                   ------------           ------------            ------------

   Net Profit/Loss(-)              $     -1,325           $          0            $       -450
                                   ============           ============            ============

   Net Profit/Loss(-)
   per weighted
   share                           $     -.0007           $        NIL            $      0.002
                                   ============           ============            ============

   Weighted Average
   number of common
   shares outstanding                 1,860,000              1,860,000               1,800,000
                                   ============           ============            ============


--------
(1)     See accompanying note.

                           Sierra Resource Group, Inc.
                          (A Development Stage Company)
              March 31, 1999, March 31, 1998, and December 31, 1998


                             STATEMENT OF CASH FLOWS


                                            Three Months Ended               Audited
                                       ------------------------------       Year Ended
                                         March 31          March 31,       December 31,
                                           1999              1998              1998
                                       ------------      ------------      ------------

Cash Flows from
Operating Activities:
  Net Loss                                 $ -1,325      $          0      $       -450
  Adjustment to reconcile
    net loss to net cash
    provided by operating
    activities                                    0                 0                 0

Changes in assets and
liabilities:
    Increase in current
    liabilities                              +1,325                 0              +450
                                       ------------      ------------      ------------

Net cash used in
operating activities:                  $          0      $          0      $          0

Cash Flows from
Investing Activities:                             0                 0                 0

Cash Flows from
Financing Activities:
    Issuance of common
    stock                                         0                 0                 0
                                       ------------      ------------      ------------

Net increase (decrease)
    in cash                            $          0      $          0      $          0

Cash,
beginning of period                               0                 0                 0
                                       ------------      ------------      ------------

Cash,
End of Period                          $          0      $          0      $          0
                                       ============      ============      ============

                           Sierra Resource Group, Inc.
                          (A Development Stage Company)
            March 31, 1999, March 31, 1998, and December 31, 1998(2)


ITEM I

NOTE #1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's report on Form 10SB12G for the year ended December 31, 1998.


ITEM II

Management's Discussion and Analysis of Financial Condition and
Results of Operation

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

Paul W. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is assurance that the Company can identify such a business opportunity and consummate such a business combination.
SRG:10QSB.2

--------
(2)     See accompanying note.

                                     PART II

                                OTHER INFORMATION



Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . .    None

Item 2  Changes in the Rights of the Company's
        Security Holders . . . . . . . . . . . . . . . . . .    None

Item 3  Defaults by the Company on its Senior
        Securities . . . . . . . . . . . . . . . . . . . . .    None

Item 4  Results of Votes of Security Holders . . . . . . . .    None

Item 5  Other Information:

        The Company's business is subject to certain year 2000 issues and risks, including the following:

        1. Required Year 2000 Compliance. A business combination will, in all likelihood, result in the Company disclosing additional Year 2000 matters. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

        2. Disclosure by Public Companies Regarding the Year 2000 Issue. The business combination will require specific Year 2000 disclosures. Management of the Company believes that any potential business opportunity may require a disclosure that many companies must undertake major projects to address the Year 2000 issue. The disclosure of the potential costs and uncertainties will depend on a number of factors, including its software and hardware and the nature of its industry. Companies also must coordinate with other entities with which they electronically interact, both domestically and globally, including suppliers, customers, creditors, borrowers, and financial service organizations. If the Company does not successfully address its Year 2000 issues, the Company may face material adverse consequences. The Company will be required to review, on an ongoing basis, whether it needs to disclose anticipated costs, problems and uncertainties associates with Year 2000 consequences, particularly in their filings with the Securities and Exchange Commission. The Company may have to disclose this information in the Securities and Exchange Commission filings because (i) the form or report may require the disclosure, or (ii) in addition to the information that the Company is specifically required to disclose, the disclosure rules require disclosure of any additional material information necessary to make the required disclosure not misleading.

                If the Company determines that it should make a Year 2000 disclosure, applicable rules or regulations must be followed. If the Company has not made an assessment of its Year 2000 issues or has not determined whether it has material Year 2000 issues, a disclosure of this known uncertainty is required. In addition, the Securities and Exchange Commission staff believes that the determination as to whether the Company's Year 2000 issues should be disclosed should be based on whether the Year 2000 issues are material to the Company's business, operations, or financial condition, without regard to related countervailing circumstances (such as Year 2000 remediation programs or contingency plans). If the Year 2000 issues are determined to be material, without regard to countervailing circumstances, the nature and potential impact of the Year 2000 issues as well as the countervailing circumstances will be required. As part of this disclosure, the following topics will be addressed:

                - the Company's general plans to address the Year 2000 issues relating to its business, its operations (including operating systems) and, if material, its relationships with customers, suppliers, and other constituents; and its timetable for carrying out those plans; and

                - the total dollar amount that the Company estimates will be spent to remediate its year 2000 issues, if such amount is expected to be material to the Company's business, operations or financial condition, and any material impact these expenditures are expected to have on the Company's results of operations, liquidity and capital resources.

                The Company has no full time or part-time employees. None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's officers and directors have agreed to allocate a portion of said time to the activities of the Company, without compensation.

                As of the date hereof, Paul W. Andre and Sandra J. Andre are no longer officers and directors of Two-BB-Company, Inc., and LA Investment Associates, Inc., blank check companies, who are eligible for having its securities quoted by the National Quotation Bureau LLC in its "pink sheets."


Item 6 Exhibits and Reports on Form 8-K . . . . . . . . . .    None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SIERRA RESOURCE GROUP, INC.


Date: May 13, 1999                     By: /s/ SANDRA J. ANDRE
                                           -------------------------------------
                                           Sandra J. Andre
                                           President