Form 10QSB
period 1999-06-30
SIERRA RESOURCE GROUP INC
filed 1999-07-22
CIK 1076966

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999

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

      Common Stock, Par Value $0.001 Per Share, 1,860,000 Shares Outstanding at June 30, 1999

                           SIERRA RESOURCE GROUP, INC.

                                TABLE OF CONTENTS

PART I   FINANCIAL STATEMENTS

     Item 1     FINANCIAL STATEMENTS (Unaudited)

                Balance Sheet ..................................................  3

                Statement of Operations ........................................  5

                Note to Financial Statements ...................................  7

     Item 2     Management Discussion and Analysis of Financial Condition
                and Results of Operations ......................................  8

PART II         OTHER INFORMATION .............................................. 13

                SIGNATURES ..................................................... 14

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS

                                                         6 Mos Ending        Year Ended
                                                         June 30,1999        Dec.31,1998
                                                         -------------       ------------
                                                          (Unaudited)         (Audited)
CURRENT ASSETS                                           $           0       $          0
                                                         -------------       ------------
     TOTAL CURRENT ASSETS                                $           0       $          0
                                                         -------------       ------------
OTHER ASSETS                                             $           0       $          0
                                                         -------------       ------------
     TOTAL OTHER ASSETS TOTAL ASSETS                     $           0       $          0
                                                         -------------       ------------
     TOTAL ASSETS                                        $           0       $          0
                                                         -------------       ------------


                 See accompanying notes to financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     6 Mos Ending          Year Ended
                                                     June 30,1999          Dec.31,1998
                                                     ------------          -----------
                                                     (Unaudited)            (Audited)
CURRENT LIABILITIES

     Officers Advances (Note 6)                        $ 20,039              $   450
                                                       --------              -------
TOTAL CURRENT LIABILITIES                              $ 20,039              $   450
                                                       --------              -------
STOCKHOLDERS EQUITY (Note 1)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1998 - 1,860,000 shares                   $  1,860
June 30, 1999 - 1,860,000 shares                       $  1,860

     Additional paid in Capital                               0                    0
     Accumulated loss                                   -21,899               -2,310
TOTAL STOCKHOLDERS' EQUITY                             $-20,039              $  -450
                                                       --------              -------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                    $      0              $     0
                                                       --------              -------


                 See accompanying notes to financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    Dec. 21,1992
                            3 Mos Ended       3 Mos Ended       6 Mos. Ended      6 Mos. Ended       (Inception)
                              June 30,          June 30,          June 30,          June 30,         to June 30,
                                1999              1998              1999              1998              1999
                            -----------       -----------       ------------      ------------      ------------
REVENUE:                     $        0        $        0        $        0        $        0        $        0
                             ----------        ----------        ----------        ----------        ----------

EXPENSES:
   General, Selling
   and Administrative        $   18,264        $        0        $   19,589        $        0        $   21,899
                             ----------        ----------        ----------        ----------        ----------

   Total Expenses            $   18,264        $        0        $   19,589        $        0        $   21,899
                             ----------        ----------        ----------        ----------        ----------

Net Profit/Loss (-)          $  -18,264        $        0        $  -19,589        $        0        $  -21,899
                             ----------        ----------        ----------        ----------        ----------
Net Profit/Loss(-)
per weighted
share (Note 2)               $   -.0098        $      NIL        $   -.0105        $      NIL        $   -.0118
                             ----------        ----------        ----------        ----------        ----------
Weighted average
number of common
shares outstanding            1,860,000         1,860,000         1,860,000         1,860,000         1,860,000
                             ----------        ----------        ----------        ----------        ----------


                 See accompanying notes to financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                            Additional        Accumu-
                             Common           Stock          paid-in           lated
                             Shares           Amount         Capital          Deficit
                            ---------        --------       ----------       ----------
Balance,
December 31, 1996               1,860        $  1,860        $      0        $   -1,860

Net Loss Year Ended
December 31, 1997                                                                     0
                            ---------        --------        --------        ----------

Balance,
December 31, 1997               1,860        $  1,860        $      0        $   -1,860

December 18, 1998
Changed from no par
value to $.001                                 -1,858          +1,858

December 18, 1998
Forward Stock Split
1000:1                      1,858,140          +1,858          -1,858

Net loss, Year Ended
December 31, 1998                                                                  -450
                            ---------        --------        --------        ----------
Balance,
December 31, 1998           1,860,000        $  1,860        $      0        $   -2,310

Net loss,
January 1, 1999, to
June 30, 1999                                                                   -19,589
                            ---------        --------        --------        ----------
Balance,
June 30, 1999               1,860,000        $  1,860        $      0        $  -21,899
                            ---------        --------        --------        ----------

                 See accompanying notes to financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      Dec.21, 1992
                              3 Mos Ended       3 Mos Ended       6 Mos Ended       6 Mos Ended        (Inception)
                                June 30,          June 30,          June 30,          June 30,         to June 30,
                                  1999              1998              1999              1998              1999
                              -----------       -----------       ------------      ------------      ------------
Cash Flow from
Operating Activities
Net Loss                         $-18,264        $        0        $  -19,589        $        0        $  -21,899

Adjustment to reconcile
net loss to net cash
provided by operating
activities                              0                 0                 0                 0                 0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances                 +18,264                 0           +19,589                 0           +20,039
                               ----------        ----------        ----------        ----------        ----------
Net cash used in
operating Activities           $        0        $        0        $        0        $        0        $   -1,860

Cash Flows from
Investing Activities                    0                 0                 0                 0                 0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                   0                 0                 0                 0            +1,860
                               ----------        ----------        ----------        ----------        ----------
Net increase
(decrease)
in cash                        $        0        $        0        $        0        $        0        $        0

Cash, beginning
of period                               0                 0                 0                 0                 0
                               ----------        ----------        ----------        ----------        ----------
Cash end of period             $        0        $        0        $        0        $        0        $        0
                               ----------        ----------        ----------        ----------        ----------

                 See accompanying notes to financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      June 30, 1999, and December 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized December 21, 1992, under the laws of the State of Nevada as Sierra Resource Group, Inc., Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method

                  The Company records income and expenses on the accrual method.

         Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and equivalents

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 1999, and December 31, 1998

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.

         Year End

                  The Company has selected December 31st as its year-end.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 1999, and December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Year 2000 Disclosure

                  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

                 Net operation loss carry forward                   $2,310
                 Valuation allowance                                $2,310

                 Net deferred tax asset                             $    0

         The federal net operating loss carry forward will expire in 2016 and 2018.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 1999, and December 31, 1998

NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock

         The authorized common stock of Sierra Resource Group, Inc. consists of 25,000,000 shares with a par value of $0.001 per share.

         Preferred Stock

         Sierra Resource Group, Inc.  has no preferred stock.


         On December 24, 1992, the Company issued 1,860 shares of its no par value common stock in consideration of $1,860 in cash.

         On November 18, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

         On December 18, 1998, the Company forward split its common stock 1,000:1, thus increasing the number of outstanding common stock shares from 1,860 shares to 1,860,000.

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 1999, and December 31, 1998

NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.

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

                                     PART II

                                OTHER INFORMATION

Item 1 Legal Proceedings .....................................................  None

Item 2 Changes in the Rights of the Company's Security Holders ...............  None

Item 3 Defaults by the Company on its Senior Securities ......................  None

Item 4 Results of Votes of Security Holders ..................................  None

Item 5 Other Information .....................................................  None

Item 6 Exhibits and Reports on Form 8-K ......................................  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIERRA RESOURCE GROUP, INC.


Date: July 20, 1999                    By: /s/ SANDRA J. ANDRE
                                           -------------------------------------
                                           Sandra J. Andre
                                           President