Form 10QSB
period 1999-09-30
SIERRA RESOURCE GROUP INC
filed 1999-11-15
CIK 1076966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25301

                           SIERRA RESOURCE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                 88-0413922
   -------------------------------                ----------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

    6767 W. Tropicana Avenue, Suite 108
           Las Vegas, Nevada                            89103
   ----------------------------------------           ----------
   (Address of principal executive offices)           (Zip Code)

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At September 30, 1999, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                                     PART I

                              FINANCIAL INFORMATION


Item I. Financial Statements

                                TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
        BALANCE SHEET - ASSETS                                           1
        BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY             2
        STATEMENT OF OPERATIONS                                          3
        STATEMENT OF STOCKHOLDERS' EQUITY                                4
        STATEMENT OF CASH FLOWS                                          5
        NOTES TO FINANCIAL STATEMENTS                                  6-10

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS


                                              9 Mos Ending     Year Ended
                                               Sep.30,1999    Dec.31,1998
                                               (Unaudited)     (Audited)
                                               -----------    -----------
CURRENT ASSETS                                 $         0    $         0
                                               -----------    -----------
   TOTAL CURRENT ASSETS                        $         0    $         0
                                               -----------    -----------
OTHER ASSETS                                   $         0    $         0
                                               -----------    -----------
   TOTAL OTHER ASSETS TOTAL ASSETS             $         0    $         0
                                               -----------    -----------
   TOTAL ASSETS                                $         0    $         0
                                               -----------    -----------


    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  9 Mos Ending         Year Ended
                                                  Sep. 30, 1999       Dec. 31, 1998
                                                   (Unaudited)         (Audited)
                                                  -------------       -------------
        CURRENT LIABILITIES

   Officers Advances (Note 6)                     $      22,743       $         450
                                                  -------------       -------------

TOTAL CURRENT LIABILITIES                         $      22,743       $         450
                                                  -------------       -------------



STOCKHOLDERS EQUITY (Note 1)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at

December 31, 1998 - 1,860,000 shares                                  $       1,860
September 30, 1999 - 1,860,000 shares             $       1,860

   Additional paid in Capital                                 0                   0

   Deficit Accumulated during

   Development stage                                    -24,603              -2,310

TOTAL STOCKHOLDERS' EQUITY                        $     -22,743       $        -450
                                                  -------------       -------------

TOTAL LIABILITIES AND

STOCKHOLDERS EQUITY                               $           0       $           0
                                                  -------------       -------------


    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                        Dec. 21,1992
                          3 Mos Ended     3 Mos Ended    9 Mos. Ended    9 Mos. Ended    (Inception)
                           Sep. 30,        Sep. 30,        Sep. 30,        Sep. 30,      to Sep. 30,
                             1999            1998            1999            1998           1999
                          -----------     -----------    ------------    ------------   ------------
REVENUE:                  $        0      $        0      $        0      $        0      $        0
                          ----------      ----------      ----------      ----------      ----------

EXPENSES:

  General, Selling
  and Administrative      $    2,704      $        0      $   22,293      $        0      $   24,603
                          ----------      ----------      ----------      ----------      ----------

  Total Expenses          $    2,704      $        0      $   22,293      $        0      $   24,603
                          ----------      ----------      ----------      ----------      ----------

Net Profit/Loss (-)       $   -2,704      $        0        $-22,293      $        0      $  -24,603
                          ----------      ----------      ----------      ----------      ----------

Net Profit/Loss(-)
per weighted
share (Note 2)            $   -.0015      $      NIL      $   -.0120      $      NIL      $   -.0132
                          ----------      ----------      ----------      ----------      ----------


Weighted average
number of common
shares outstanding         1,860,000       1,860,000       1,860,000       1,860,000       1,860,000
                          ----------      ----------      ----------      ----------      ----------


    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        Additional      Accumu-
                            Common         Stock         paid-in        lated
                            Shares         Amount        Capital        Deficit
                          ---------      ---------      ----------     --------
Balance,
December 31, 1996             1,860      $   1,860      $       0      $-1,860

Net Loss Year Ended
December 31, 1997                                                             0
                          ---------      ---------      ---------      --------

Balance,
December 31, 1997             1,860      $   1,860      $       0      $-1,860

December 18, 1998
Changed from no par
value to $.001                              -1,858         +1,858

December 18, 1998
Forward Stock Split
1000:1                    1,858,140         +1,858         -1,858

Net loss, Year Ended
December 31, 1998                                                         -450

Balance,
December 31, 1998         1,860,000      $   1,860      $       0      $-2,310

Net loss,
January 1, 1999, to
September 30, 1999                                                     -22,293

Balance,
September 30, 1999        1,860,000      $   1,860      $       0      $-24,603
                          ---------      ---------      ---------      --------


    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Dec. 21, 1992
                                      3 Mos Ended   3 Mos Ended    9 Mos Ended    9 Mos Ended    (Inception)
                                       Sep. 30,       Sep. 30,       Sep. 30,       Sep. 30,     to Sep. 30,
                                         1999           1998           1999           1998           1999
                                    -------------  -------------  -------------  -------------  -------------
Cash Flow from
Operating Activities
Net Loss                            $      -2,704  $           0  $     -22,293  $           0  $     -24,603

Adjustment to reconcile
net loss to net cash
provided by operating
activities                                      0              0              0              0              0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances                          +2,704              0        +22,293              0        +22,743
                                    -------------  -------------  -------------  -------------  -------------

Net cash used in
operating Activities                $           0  $           0  $           0  $           0  $      -1,860

Cash Flows from
Investing Activities                            0              0              0              0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                           0              0              0              0         +1,860
                                    -------------  -------------  -------------  -------------  -------------

Net increase
(decrease)
in cash                             $           0  $           0  $           0  $           0  $           0

Cash, beginning
of period                                       0              0              0              0              0
                                    -------------  -------------  -------------  -------------  -------------

Cash end of period                  $           0  $           0  $           0  $           0  $           0
                                    -------------  -------------  -------------  -------------  -------------


    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 1999, and December 31, 1998

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

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998

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

        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

        Year End

               The Company has selected December 31st as its year-end.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998

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

NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:


              Net operation loss carry forward           $       2,310
              Valuation allowance                        $       2,310

              Net deferred tax asset                     $           0



        The federal net operating loss carry forward will expire in 2016 and 2018.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998

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

                    September 30, 1999, and December 31, 1998

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

Item II. Management's Discussion and Analysis or Plan of Operation

Results of Operation.

        The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

        The Company has not entered into any negotiations to effectuate a business combination. None of the Company's officers and directors have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger or business combination.

        Paul D. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

        In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

                                     PART II

                                OTHER INFORMATION


Item 1 -       Legal Proceedings ..........................................None

Item 2 -       Changes in the Rights of the Company's
               Security Holders ...........................................None

Item 3 -       Defaults by the Company on its

               Senior Securities ..........................................None

Item 4 -       Submission of Matter to Vote of Security
               Holders ....................................................None

Item 5 -       Other Information ..........................................None

Item 6 -       Exhibits and Reports on Form 8-K ...........................None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 15, 1999            SIERRA RESOURCE GROUP, INC
                                    (Company)

                                    By: /s/ Sandra J. Andre
                                       -------------------------
                                        Sandra J. Andre
                                        President