Form 10QSB
period 2000-03-31
SIERRA RESOURCE GROUP INC
filed 2000-05-15
CIK 1076966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

        At March 31, 2000, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
        ACCOUNTANT'S LETTER                                                    1
        ------------------------------------------------------------------------

        BALANCE SHEET - ASSETS                                                 2
        ------------------------------------------------------------------------

        BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                   3
        ------------------------------------------------------------------------

        STATEMENT OF OPERATIONS                                                4
        ------------------------------------------------------------------------

        STATEMENT OF STOCKHOLDERS' EQUITY                                      5
        ------------------------------------------------------------------------

        STATEMENT OF CASH FLOWS                                                6
        ------------------------------------------------------------------------

        NOTES TO FINANCIAL STATEMENTS                                       7-11
        ------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT




Board of Directors                                                  May 15, 2000
SIERRA RESOURCE GROUP, INC.
Las Vegas, Nevada

        I have audited the accompanying Balance Sheets of SIERRA RESOURCE GROUP, INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992 (inception), to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SIERRA RESOURCE GROUP, INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992 (inception), to March 31, 2000, in conformity with generally accepted accounting principles.

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


---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
Phone: (702) 361-8414

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS



                                              3 MOS. ENDED        YEAR ENDED
                                              MAR. 31, 2000      DEC. 31, 1999
                                           ------------------  -----------------
        CURRENT ASSETS                     $                0  $               0
                                           ------------------  -----------------
           TOTAL CURRENT ASSETS            $                0  $               0
                                           ------------------  -----------------
        OTHER ASSETS                       $                0  $               0
                                           ------------------  -----------------
           TOTAL OTHER ASSETS              $                0  $               0
                                           ------------------  -----------------
        TOTAL ASSETS                       $                0  $               0
                                           ------------------  -----------------




    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      3 MOS. ENDED      YEAR ENDED
                                                     MAR. 31, 2000     DEC. 31, 1999
                                                    ---------------   --------------
        CURRENT LIABILITIES

           Officers Advances (Note #8)              $        27,603   $       23,118
                                                    ---------------   --------------
        TOTAL CURRENT LIABILITIES                   $        27,603   $       23,118
                                                    ---------------   --------------
        STOCKHOLDERS EQUITY (Note #4)

        Common stock, $.001 par value
        authorized 25,000,000 shares
        issued and outstanding at
        December 31, 1999 - 1,860,000 shares                          $        1,860
        March 31, 2000 - 1,860,000 share            $         1,860

           Additional paid in Capital                             0               0

           Accumulated deficit during
           the development stage                            -29,463         -24,978
                                                    ---------------   --------------

        TOTAL STOCKHOLDERS' EQUITY                  $       -27,603   $      -23,118
                                                    ---------------   -------------
        TOTAL LIABILITIES AND
        STOCKHOLDERS EQUITY                         $             0   $            0
                                                    ---------------   --------------


    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS



                                                                                     DEC.21,1992
                           3 MOS ENDED   3 MOS ENDED   YEAR ENDED     YEAR ENDED     (INCEPTION)
                            MARCH 31,     MARCH 31,     DEC. 31,       DEC. 31,       TO MAR.31,
                              2000          1999          1999           1998           2000
                          ------------  ------------  ------------   ------------   -------------
REVENUE                   $          0  $          0  $          0   $          0   $           0
                          ------------  ------------  ------------   ------------   -------------

EXPENSES

  General, Selling
  and Administrative      $      4,485  $      1,325  $     22,668   $        450   $      29,463
                          ------------  ------------  ------------   ------------   -------------

TOTAL EXPENSES            $     4,485   $      1,325  $     22,668   $        450   $      29,463
                          -----------   ------------  ------------   ------------   -------------

Net Profit/Loss (-)       $    -4,485   $     -1,325  $    -22,668   $       -450   $     -29,463
                          -----------   ------------  ------------   ------------   -------------

Net Profit/Loss(-)
per weighted
share (Note #2)           $     -.0024  $    -.0007   $     -.0122   $     -.0002   $      -.1584
                          ------------   ----------   ------------    -----------    ------------

Weighted average
number of common
shares outstanding           1,860,000     1,860,000     1,860,000      1,860,000       1,860,000
                          ------------  ------------  ------------   ------------   -------------




   The accompanying notes are an integral part of these financial statements

                          SIERRA RESOURCE GROUP, INC.

                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                        ADDITIONAL      ACCUMU-
                            COMMON         STOCK         PAID-IN         LATED
                            SHARES         AMOUNT        CAPITAL        DEFICIT
Balance,
December 31, 1998         1,860,000      $   1,860      $       0       $-2,310

Net loss, Year Ended
December 31, 1999                                                       -22,668
                          ---------      ---------      ---------      --------
Balance,
December 31, 1999         1,860,000      $   1,860      $       0      $-24,978

Net Loss
January 1, 2000, to
March 31, 2000                                                           -4,485
                          ---------      ---------      ---------      --------
Balance,
March 31, 2000            1,860,000      $   1,860      $       0      $-29,463
                          ---------      ---------      ---------      --------







The accompanying notes are an integral part of these financial statements

                          SIERRA RESOURCE GROUP, INC.

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS



                                                                                     DEC.21,1992
                           3 MOS ENDED   3 MOS ENDED   YEAR ENDED     YEAR ENDED     (INCEPTION)
                            MARCH 31,     MARCH 31,     DEC. 31,       DEC. 31,       TO MAR.31,
                              2000          1999          1999           1998           2000
                          ------------  ------------  ------------   ------------   -------------
Cash Flow from
Operating Activities
Net Loss                    $  -4,485     $   -1,325      $ -22,668      $    -450     $ -29,463
                            ---------     ----------      ---------      ---------     ---------

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities
Officers Advances              +4,485         +1,325        +22,668           +450       +27,603
                            ---------     ----------      ---------      ---------     ---------

Net cash used in
Operating Activities        $       0     $        0      $       0      $       0     $  -1,860

Cash Flows from
Investing Activities                0              0              0              0             0

Cash Flows from
Financing Activities
Issuance of Common
Stock                               0              0              0              0        +1,860
                            ---------     ----------      ---------      ---------     ---------

Net increase
(decrease)
in cash                     $       0     $        0      $       0      $       0     $       0

Cash, beginning
of period                           0              0              0              0             0
                            ---------     ----------      ---------      ---------     ---------


Cash, end of period         $       0     $        0      $       0      $       0     $       0
                            ---------     ----------      ---------      ---------     ---------




   The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999


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

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or March 31, 2000.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999



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


        Reporting on Costs of Start-Up Activities

               Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.


        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.


        Year End

               The Company has selected December 31st as its year-end.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999

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


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

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

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999


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

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000, and December 31, 1999


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


NOTE 8 - OFFICERS ADVANCES

        While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company has not commenced business activities and has no assets or operations. The Company has not entered into any negotiations to effectuate a business combination. The Company is dependent upon its officers to meet any de minimis costs which may occur.

        Sandra J. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

        This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

        The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings ....................................................  None

Item 2 -  Changes in the Rights of the Company's
          Security Holders .....................................................  None

Item 3 -  Defaults by the Company on its
          Senior Securities ....................................................  None

Item 4 -  Submission of Matter to Vote of Security
          Holders ..............................................................  None

Item 5 -  Other Information


               The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

               The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

               Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

        The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the quarter then ended.

Item 6 - Exhibits and Reports on Form 8-K

        The following exhibits are filed with this report:

               (a) No reports on Form 8-K were filed during the quarter for which the report is filed.

               (b)    Financial Data Schedule 27.1.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000                         SIERRA RESOURCE GROUP, INC


                                            By: /s/ Sandra J. Andre
                                                --------------------------------
                                                Sandra J. Andre
                                                President