Form 10QSB
period 2000-06-30
SIERRA RESOURCE GROUP INC
filed 2000-08-08
CIK 1076966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

        At June 30, 2000, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                  June 30, 2000
                                December 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
ACCOUNTANT'S LETTER                                                           1
-------------------------------------------------------------------------------

BALANCE SHEET - ASSETS                                                        2
-------------------------------------------------------------------------------

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                          3
-------------------------------------------------------------------------------

STATEMENT OF OPERATIONS                                                     4-5
-------------------------------------------------------------------------------

STATEMENT OF STOCKHOLDERS' EQUITY                                             6
-------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS                                                     7-8
-------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                              9-13
-------------------------------------------------------------------------------

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                                 July 14, 2000
SIERRA RESOURCE GROUP, INC.
Las Vegas, Nevada

            I have audited the accompanying Balance Sheets of SIERRA RESOURCE GROUP, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992 (inception), to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

            In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SIERRA RESOURCE GROUP, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET

                                     ASSETS

                                                   6 Mos. Ending     Year Ended
                                                   June 30, 2000    Dec. 31, 1999
                                                   -------------    -------------
CURRENT ASSETS                                                $0              $0
                                                    ------------    ------------
      TOTAL CURRENT ASSETS                                    $0              $0
                                                    ------------    ------------

OTHER ASSETS                                                  $0              $0
                                                    ------------    ------------

      TOTAL OTHER ASSETS                                      $0              $0
                                                    ------------    ------------

      TOTAL ASSETS                                            $0              $0
                                                    ------------    ------------















    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     6 Mos. Ending     Year Ended
                                                     June 30, 2000    Dec. 31, 1999
                                                     -------------    -------------
CURRENT LIABILITIES
      Officers Advances (Note #8)                       $28,898          $23,118
                                                       --------         --------
TOTAL CURRENT LIABILITIES                               $28,898          $23,118
                                                       --------         --------

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 1,860,000 shares                                      $1,860
June 30, 2000 - 1,860,000 shares                         $1,860

      Additional paid in Capital                              0                0

      Accumulated loss during
      the development stage                             -30,758          -24,978
                                                       --------         --------


TOTAL STOCKHOLDERS' EQUITY                             $-28,898         $-23,118
                                                       --------         --------


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                          $0               $0
                                                       --------         --------





    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                           3 Mos. Ended   3 Mos. Ended  6 Mos. Ended  6 Mos. Ended
                             June 30,       June 30,      June 30,      June 30,
                               2000           1999          2000          1999
                           ------------   ------------  ------------  ------------
REVENUE                        $     0       $      0       $     0      $      0
                            ----------     ----------    ----------    ----------

EXPENSES
   General, Selling
   and Administrative          $ 1,295       $ 18,264       $ 5,780      $ 19,589
                            ----------     ----------    ----------    ----------

   Total Expenses              $ 1,295       $ 18,264       $ 5,780      $ 19,589
                            ----------     ----------    ----------    ----------
Net Profit/Loss (-)            $-1,295       $-18,264       $-5,780      $-19,589
                            ----------     ----------    ----------    ----------

Net Loss per share -
 Basic and diluted
 (Note #2)                     $-.0007       $ -.0098       $-.0031      $ -.0105
                            ----------     ----------    ----------    ----------

Weighted average
number of common
shares outstanding           1,860,000      1,860,000     1,860,000     1,860,000
                            ----------     ----------    ----------    ----------




    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)


                                                                      Dec. 21, 1992
                                    Year Ended       Year Ended        (Inception)
                                   December 31,     December 31,       to June 30,
                                       1999             1998               2000
                                   ------------     ------------      -------------
REVENUE                               $      0          $     0          $      0
                                    ----------       ----------        ----------

EXPENSES
   General, Selling
   and Administrative                 $ 22,668          $   450          $ 30,758
                                    ----------       ----------        ----------


   Total Expenses                     $ 22,668          $   450          $ 30,758
                                    ----------       ----------        ----------

Net Profit/Loss (-)                   $-22,668          $  -450          $-30,758
                                    ----------       ----------        ----------

Net Profit/Loss(-)
 Basic and diluted
 (Note #2)                            $ -.0122          $-.0002          $ -.1654
                                    ----------       ----------        ----------


Weighted average
number of common
shares outstanding                   1,860,000        1,860,000         1,860,000
                                    ----------       ----------        ----------








    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Additional      Accumu-
                                  Common       Stock       paid-in        lated
                                  Shares       Amount      Capital       Deficit
                                ---------      ------      -------      --------
Balance,
December 31, 1998               1,860,000      $1,860           $0       $-2,310

Net loss, Year Ended
December 31, 1999                                                        -22,668
                                ---------      ------      -------      --------

Balance,
December 31, 1999               1,860,000      $1,860           $0      $-24,978

Net Loss
January 1, 2000, to
June 30, 2000                                                             -5,780
                                ---------      ------      -------      --------

Balance,
June 30, 2000                   1,860,000      $1,860           $0      $-30,758
                                ---------      ------      -------      --------






    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                3 Mos. Ended  3 Mos. Ended  6 Mos. Ended  6 Mos. Ended
                                  June 30,       June 30,      June 30,     June 30,
                                    2000          1999           2000         1999
                                 ---------    ------------  ------------  ------------
Cash Flow from
Operating Activities
Net Loss                           $-1,295      $-18,264       $-5,780      $-19,589

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                   +1,295       +18,264        +5,780       -19,589
                                   -------      --------       -------      --------

Net cash used in
operating Activities               $     0      $      0       $     0      $      0

Cash Flows from
Investing Activities                     0             0             0             0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                    0             0             0             0
                                   -------      --------       -------      --------

Net increase
(decrease)
in cash                            $     0      $      0       $     0      $      0

Cash, beginning
of period                                0             0             0             0
                                   -------      --------       -------      --------


Cash, end of period                $     0      $      0       $     0      $      0
                                   -------      --------       -------      --------






    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)
                       -----------------------------------


                                                                                                       Dec. 21, 1992
                                                          Year Ended               Year Ended            (Inception)
                                                         December 31,             December 31,          to June 30,
                                                             1999                     1998                  2000
                                                           --------                   -----               --------
Cash Flow from
Operating Activities

Net Loss                                                   $-22,668                   $-450               $-30,758

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                           +22,668                    +450                +28,898
                                                           --------                   -----               --------
Net cash used in
operating Activities                                       $      0                   $   0               $ -1,860

Cash Flows from
Investing Activities                                              0                       0                      0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                             0                       0                 +1,860
                                                           --------                   -----               --------
Net increase
(decrease)
in cash                                                    $      0                   $   0               $      0

Cash, beginning
of period                                                         0                       0                      0
                                                           --------                   -----               --------
Cash, end of period                                        $      0                   $   0               $      0
                                                           --------                   -----               --------




    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2000, and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

      The Company was organized December 21, 1992, under the laws of the State of Nevada as SIERRA RESOURCE GROUP, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.

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

      Cash and equivalents

            The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or June 30, 2000.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                      June 30, 2000, and December 31, 1999


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

Loss Per Share

      Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.

Year End

      The Company has selected December 31st as its year-end.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                      June 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Year 2000 Disclosure

            The Y2K issued had no effect on this Company.

NOTE 3 - INCOME TAXES

      There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

            Net operation loss carry forward                             $24,978
            Valuation allowance                                          $24,978

            Net deferred tax asset                                       $     0


      The federal net operating loss carry forward will expire between 2014 and 2019.

      This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

      Common Stock

      The authorized common stock of SIERRA RESOURCE GROUP, INC., consists of 25,000,000 shares with a par value of $0.001 per share.

      Preferred Stock

      SIERRA RESOURCE GROUP, INC. has no preferred stock.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2000, and December 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY  (CONTINUED)

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

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                      June 30, 2000, and December 31, 1999


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

Item II.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

        The Company has not commenced business activities and has no assets or operations. The Company has had preliminary negotiations to effectuate a business combination but no agreements have been entered into in furtherance of said negotiations.

        The Company is dependent upon its officers to meet any de minimis costs which may occur. Sandra L. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                                     PART II

                                OTHER INFORMATION

Item 1 -       Legal Proceedings ...........................................None

Item 2 -       Changes in the Rights of the Company's
               Security Holders ............................................None

Item 3 -       Defaults by the Company on its
               Senior Securities ...........................................None

Item 4 -       Submission of Matter to Vote of Security
               Holders .....................................................None

Item 5 -       Other Information

               (a)    Board Meeting

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

               The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the period then ended.

               (b)    Other

               The Company has been informed that in the opinion of a member of the staff of the Securities and Exchange Commission, the Rule 144 "absolute" safe harbor, as last amended in Release 33-7759, effective January 24, 2000, 64 F.R. 61382, may not be available to so-called "blank check" or "shell" companies, notwithstanding the legislative mandate contained in said rule. The Rule 144 "absolute" safe harbor provides that any person who sells restricted securities shall be deemed not to be engaged in a distribution of such securities and therefore not an underwriter thereof, if the sale is made in accordance with all of the conditions of the rule. The rule also provides that any person who sells restricted securities on behalf of such person in a control relationship with the issuer shall be deemed not to be engaged in a distribution or sale of securities and therefore not an underwriter thereof, if the sale is made in accordance with all of the conditions of the rule. Responsible officers of the Securities and Exchange Commission and the NASD Regulators, Inc. have purportedly attempted to interpret Rule 144 to limit or eliminate the statutory safe harbor. A request from the NASD Regulators, Inc. for guidance (including a request for an opinion) provided a series of scenarios and the Securities and Exchange Commission's response to the questions proffered created an unjustified dichotomy for treating similarly situated shareholders in different purpose entities holding restricted securities who are not promoters or affiliates that wish to resell restricted or non-restricted securities and comply with the rules promulgated under the Act. Contrary to the mandate and position contained in the Preliminary Note to Rule 144 and the rule itself, the response to the request for guidance seems to advance the position that the rule is not available for resale transactions, regardless of technical compliance, because the resale transactions appear to be designed to distribute or redistribute securities to the public without compliance with the Act. The series of scenarios - hypothetical facts (deemed to be representations) and the response thereto assumed that the selling shareholders are promoters, affiliates and/or underwriters of a "blank check" or "shell" company issuer wherein technical compliance with said rule is not enough.

               The Company has been further informed that the Securities and Exchange Commission will not issue "no action" letters relating to the resale of securities, i.e., a person who has acquired shares of stock in a Section 4(2) transaction under the Securities Act of 1933, as amended, and who offers and sells the restricted securities without complying with Rule 144 is to be put on notice by the Securities and Exchange Commission that in view of the broad remedial purposes of the Securities Act of 1933, as amended, and the public policy which strongly supports registration under said act, that those individuals will have a substantial burden of proof in establishing that an exemption from registration is available for such offers or sales, and that such persons and the brokers of other person who participate in the transaction do so at their own risk. The Company has been informed that any indemnification for liabilities in the opinion of the Securities and Exchange Commission arising from such a transaction may be against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

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

Dated: August 8, 2000                       SIERRA RESOURCE GROUP, INC



                                            By: /s/ Sandra J. Andre
                                                -----------------------------
                                                Sandra J. Andre
                                                President