Form 10QSB
period 2000-09-30
SIERRA RESOURCE GROUP INC
filed 2000-11-09
CIK 1076966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25301

                          SIERRA RESOURCE GROUP, INC.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                           88-0413922
        ------------------------------            ----------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

     6767 W. Tropicana Avenue, Suite 108
              Las Vegas, Nevada                         89103
     -----------------------------------           ---------------
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

        At September 30, 2000, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
        ACCOUNTANT'S LETTER                                               3
        -------------------------------------------------------------------

        BALANCE SHEET - ASSETS                                            4
        -------------------------------------------------------------------

        BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY              5
        -------------------------------------------------------------------

        STATEMENT OF OPERATIONS                                         6-7
        -------------------------------------------------------------------

        STATEMENT OF STOCKHOLDERS' EQUITY                                 8
        -------------------------------------------------------------------

        STATEMENT OF CASH FLOWS                                        9-10
        -------------------------------------------------------------------

        NOTES TO FINANCIAL STATEMENTS                                 11-15
        -------------------------------------------------------------------

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT




Board of Directors                                               October 2, 2000
SIERRA RESOURCE GROUP, INC.
Las Vegas, Nevada

        I have audited the accompanying Balance Sheets of SIERRA RESOURCE GROUP, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992, (inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SIERRA RESOURCE GROUP, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

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


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                                  9 Mos. Ended      Year Ended
                                                  Sep. 30, 2000    Dec. 31, 1999
                                                  -------------    -------------

        CURRENT ASSETS                                  $0             $0
                                                        --             --
           TOTAL CURRENT ASSETS                         $0             $0
                                                        --             --

        OTHER ASSETS                                    $0             $0
                                                        --             --


           TOTAL OTHER ASSETS                           $0             $0
                                                        --             --
           TOTAL ASSETS                                 $0             $0
                                                        --             --



    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       9 Mos. Ended      Year Ended
                                                       Sep. 30, 2000   Dec. 31, 1999
                                                       -------------    ------------

        CURRENT LIABILITIES
        Officers Advances (Note #8)                       $ 30,166      $ 23,118
                                                           -------      --------

           TOTAL CURRENT LIABILITIES                      $ 30,166      $ 23,118
                                                           -------      --------
        STOCKHOLDERS EQUITY (Note #4)

        Common stock, $.001 par value
        authorized 25,000,000 shares
        issued and outstanding at
        December 31, 1999 - 1,860,000 shares                            $  1,860
        September 30, 2000 - 1,860,000 shares             $  1,860

        Additional paid in Capital                               0             0

        Accumulated deficit during
        the development stage                              -32,026       -24,978
                                                           -------      --------

           TOTAL STOCKHOLDERS' EQUITY                     $-30,166      $-23,118
           TOTAL LIABILITIES AND
           STOCKHOLDERS EQUITY                            $      0      $      0
                                                           -------      --------




    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                          3 Mos. Ended           3 Mos. Ended       9 Mos. Ended       9 Mos. Ended
                                              Sep. 30,             Sep. 30,            Sep. 30,           Sep. 30,
                                               2000                  1999               2000               1999
                                            ----------           ----------          ----------         ----------
REVENUE                                     $        0           $        0          $        0         $        0
                                            ----------           ----------          ----------         ----------

EXPENSES
   General, Selling
   and Administrative                       $    1,268           $    2,704          $    7,048         $   22,293

   Total Expenses                           $    1,268           $    2,704          $    7,048         $  -22,293
                                            ----------           ----------          ----------         ----------

Net Profit/Loss (-)                         $   -1,268           $   -2,704          $   -7,048         $  -22,293
                                            ----------           ----------          ----------         ----------

Net Loss per share -
 Basic and diluted
 (Note #2)                                  $   -.0007          $    -.0015          $   -.0038         $   -.0120
                                            ----------           ----------          ----------         ----------

Weighted average
number of common
shares outstanding                           1,860,000            1,860,000           1,860,000          1,860,000
                                            ----------           ----------          ----------          ---------





    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)



                                                                                     Dec.21, 1992
                                           Year Ended            Year Ended           (Inception)
                                           December 31,         December 31,          to Sep. 30,
                                              1999                  1998                 2000
                                           -----------          -----------           -----------

REVENUE                                    $        0           $        0           $        0
                                           ----------            ---------            ---------
EXPENSES
   General, Selling
   and Administrative                      $   22,668           $      450           $   32,026
                                           ----------            ---------            ---------

   Total Expenses                          $   22,668           $      450           $   32,026
                                           ----------            ---------            ---------

Net Profit/Loss (-)                        $  -22,668           $      450           $  -32,026
                                           ----------            ---------            ---------

Net Loss per share -
 Basic and diluted
 (Note #2)                                 $   -.0122           $    -.0002          $   -.1722
                                           ----------            ---------            ---------

Weighted average
number of common
shares outstanding                          1,860,000            1,860,000            1,860,000
                                           ----------            ---------            ---------



    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      Additional             Accumu-
                                          Common                Stock                  paid-in                lated
                                          Shares                Amount                 Capital               Deficit
                                        ---------              ---------              ---------              --------

Balance,
December 31, 1998                       1,860,000              $   1,860              $       0              $ -2,310

Net loss year ended
December 31, 1999                                                                                             -22,668
                                        ---------              ---------              ---------              --------

Balance,
December 31, 1999                       1,860,000              $   1,860              $       0              $-24,978


Net Loss
January 1, 2000, to
September 30, 2000                                                                                             -7,048
                                        ---------              ---------              ---------              --------

Balance,
September 30, 2000                      1,860,000              $   1,860              $       0              $-32,026
                                        ---------              ---------              ---------              --------



    The accompanying notes are an integral part of these financial statements

                                 SIERRA RESOURCE GROUP, INC.
                                (A Development Stage Company)


                                   STATEMENT OF CASH FLOWS

                                        3 Mos. Ended         3 Mos. Ended       9 Mos. Ended         9 Mos.Ended
                                           Sep. 30,            Sep. 30,            Sep. 30,            Sep. 30,
                                             2000                1999                2000                1999
                                        ------------         ------------       ------------         -----------
Cash Flow from
Operating Activities
Net Loss                                   $ -1,268            $ -2,704            $ -7,048            $-22,293

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                            +1,268              +2,704             +7,048              +22,293
                                           --------            --------            --------            --------

Net cash used in
operating Activities                       $      0            $      0            $      0            $      0

Cash Flows from
Investing Activities                              0                   0                   0                   0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                             0                   0                   0                   0
                                           --------            --------            --------            --------

Net increase/decrease
in cash                                    $      0            $      0            $      0            $      0


Cash,
beginning of period                               0                   0                   0                   0
                                           --------            --------            --------            --------

Cash,
end of period                              $      0            $      0            $      0            $      0
                                           --------            --------            --------            --------



    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)



                                                                               Dec. 21, 1992
                                           Year Ended          Year Ended       (Inception)
                                          December 31,        December 31,      to Sep. 30,
                                              1999                1998            2000
                                          ------------        ------------      -----------

Cash Flow from
Operating Activities
Net Loss                                    $ -22,668          $   -450         $-32,026
                                            ---------          --------         ---------
Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                             +22,668              +450           +30,166
                                            ---------          --------         ---------

Net cash used in
operating Activities                        $       0          $      0         $  -1,860


Cash Flows from
Investing Activities                                0                 0                  0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                               0                 0            +1,860
                                            ---------          --------         ---------

Net increase/decrease
in cash                                     $       0          $      0         $       0

Cash,
beginning of period                                 0                 0                 0
                                            ---------          --------         ---------

Cash,
end of period                               $       0          $     0          $       0
                                            ---------          --------         ---------




    The accompanying notes are an integral part of these financial statements

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                         ------------------------------
                    September 30, 2000, and December 31, 1999


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

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                    September 30, 2000, and December 31, 1999


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


         Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.


         Year End

               The Company has selected December 31st as its year-end.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                    September 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Year 2000 Disclosure

               The Y2K issued had no effect on this Company.


NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

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

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                    September 30, 2000, and December 31, 1999


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

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                    September 30, 2000, and December 31, 1999


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

         The Company is dependent upon its officers to meet any de minimis costs which may occur. Ginger B. Quealy, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings ................................................None

Item 2 -  Changes in the Rights of the Company's
          Security Holders .................................................None

Item 3 -  Defaults by the Company on its
          Senior Securities ................................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ..........................................................None

Item 5 -  Other Information

          (a)    Board Meeting

          The board held one meeting during the current quarter, which was a special meeting.

          (b)  Committee

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

Dated: November 10, 2000            SIERRA RESOURCE GROUP, INC



                                       By: /s/ Sandra J. Andre
                                         -----------------------
                                           Sandra J. Andre
                                           President