Form 10KSB40
period 2000-12-31
SIERRA RESOURCE GROUP INC
filed 2001-03-30
CIK 1076966

Commission File No. 000-25301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2000

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                           SIERRA RESOURCE GROUP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                   88-0413922
   -------------------------------                  ----------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

   6767 W. Tropicana Avenue, Suite 207
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

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

        As of December 31, 2000, there were 1,860,000 shares of the registrant's Common Stock, $.001 par value, outstanding.

        The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

        State the registrant's revenues for the December 31, 2000 fiscal year:
$-0-.

                                TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
Item 1. Description of Business .....................................................      4

Item 2. Description of Property .....................................................     15

Item 3. Legal Proceedings ...........................................................     15

Item 4. Submission of Matter to Vote of Security Holders ............................     15

Item 5. Market for Common Registrant Equity and Related Stockholder Matter ..........     15

Item 6. Management's Discussion and Analysis or Plan of Operation ...................     18

Item 7. Financial Statements ........................................................     19

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ........................................................     28

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        with Section 16(a) of the Exchange Act ......................................     28

Item 10. Executive Compensation .....................................................     30

Item 11. Security Ownership of Certain Beneficial Owners and Management .............     31

Item 12. Certain Relationships and Related Transactions .............................     32

Item 13. Exhibits and Reports on Form 8-K ...........................................     33

         Signature ..................................................................     33

Item 1. Description of Business.

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

17. No Trading Market. There is no trading market for the Company's common stock at present, and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such market does develop, that it will continue. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company's securities traded on the OTC Bulletin Board or published in print and electronic media, or either, in the National Quotation Bureau LLC "Pink Sheet."

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

               As of the date of this registration statement, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

Item 7. Financial Statements.

               The Financial Statements are set forth as an Exhibit hereto.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                    1


FINANCIAL STATEMENTS

     Balance Sheets                                                         2

     Statements of Income                                                   3

     Statements of Stockholders' Equity                                     4

     Statements of Cash Flows                                               5

     Notes to Financial Statements                                        6-8

           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Sierra Resource Group, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Sierra Resource Group, Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the year then ended and the period December 21, 1992 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Sierra Resource Group, Inc. (A Development Stage Company) as of December 31, 1999 and 1998, were audited by other auditors whose has ceased operations and whose report dated January 21, 2000, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (A Development Stage Company) as of December 31, 2000 and the results of its operations and cash flows for the year then ended and the period December 21, 1992 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kyle L. Tingle
Certified Public Accountant

March 8, 2001
Henderson, Nevada

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                            December 31,       December 31,       December 31,
                                                                    2000               1999               1998
                                                            ------------       ------------       ------------
                                     ASSETS

CURRENT ASSETS                                              $          0       $          0       $          0
                                                            ------------       ------------       ------------

                    Total current assets                    $          0       $          0       $          0
                                                            ------------       ------------       ------------

                               Total assets                 $          0       $          0       $          0
                                                            ============       ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Officers advances (Note 5)                          $     31,512       $     23,118       $        450
                                                            ------------       ------------       ------------

                    Total current liabilities               $     31,512       $     23,118       $        450
                                                            ------------       ------------       ------------


STOCKHOLDERS' EQUITY
        Common stock: $.001 par value;
             authorized 25,000,000 shares;
             issued and outstanding:
             1,860,000 shares at December 31, 1998:         $                  $                  $      1,860
             1,860,000 shares at December 31, 1999;                1,860
             1,860,000 shares at December 31, 2000                 1,860
        Additional Paid In Capital                                     0                  0                  0
        Accumulated deficit during development stage             (33,372)           (24,978)            (2,310)
                                                            ------------       ------------       ------------

                    Total stockholders' equity              $    (31,512)      $    (23,118)      $       (450)
                                                            ------------       ------------       ------------

                               Total liabilities and
                               stockholders' equity         $          0       $          0       $          0
                                                            ============       ============       ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                            Dec. 21, 1992
                                                    Year Ended         Year Ended         Year Ended       (inception) to
                                                   December 31,       December 31,       December 31,       December 31,
                                                           2000               1999               1998               2000
                                                   ------------       ------------       ------------       -------------
Revenues                                           $          0       $          0       $          0       $          0

Cost of revenue                                               0                  0                  0                  0
                                                   ------------       ------------       ------------       ------------

                  Gross profit                     $          0       $          0       $          0       $          0
General, selling and
     administrative expenses                              8,394             22,668                450             33,372
                                                   ------------       ------------       ------------       ------------
                  Operating (loss)                 $     (8,394)      $    (22,668)      $       (450)      $    (33,372)

Nonoperating income (expense)                                 0                  0                  0                  0
                                                   ------------       ------------       ------------       ------------

                  Net (loss)                       $     (8,394)      $    (22,668)      $       (450)      $    (33,372)
                                                   ============       ============       ============       ============


                  Net (loss) per share, basic
                  and diluted (Note 2)             $      (0.00)      $      (0.01)      $      (0.00)      $      (0.02)
                                                   ============       ============       ============       ============

                  Average number of shares
                  of common stock outstanding         1,860,000          1,860,000          1,860,000          1,860,000
                                                   ============       ============       ============       ============


                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                          (Deficit)
                                              Common Stock                Additional       During
                                        ---------------------------        Paid-In       Development
                                          Shares           Amount          Capital          Stage
                                        ----------       ----------       ----------     -----------
Balance, December 31, 1996               1,860,000       $    1,860       $        0      $   (1,860)

Net (loss), December 31, 1997                                                                      0
                                        ----------       ----------       ----------      ----------

Balance, December 31, 1997               1,860,000       $    1,860       $        0      $   (1,860)

December 18, 1998, changed from no
      par value to $.001                                     (1,858)           1,858

December 18, 1998, forward stock
      1000:1                                                  1,858           (1,858)

Net (loss), December 31, 1998                                                                   (450)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 1998               1,860,000       $    1,860       $        0      $   (2,320)

Net (loss), December 31, 1999              (22,668)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 1999               1,860,000       $    1,860       $        0      $  (24,978)

Net (loss), December 31, 2000                                                                 (8,394)
                                        ----------       ----------       ----------      ----------

Balance, December 31, 2000               1,860,000       $    1,860       $        0      $  (33,372)
                                        ==========       ==========       ==========      ==========


                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                               July 10, 1996
                                                        Year Ended         Year Ended         Year Ended       (inception) to
                                                      December 31,       December 31,       December 31,       December 31,
                                                              2000               1999               1998               2000
                                                      ------------       ------------       ------------       --------------
Cash Flows From Operating Activities
     Net (loss)                                       $     (8,394)      $    (22,668)      $       (450)      $    (33,372)
     Adjustments to reconcile net (loss) to cash
     (used in) operating activities:
     Changes in assets and liabilities
     Officer advances                                        8,394             22,668                  0             31,512
                                                      ------------       ------------       ------------       ------------

              Net cash (used in) operating
                 activities                           $          0       $          0       $          0       $     (1,860)
                                                      ------------       ------------       ------------       ------------

Cash Flows From Investing Activities                  $          0       $          0       $          0       $          0
                                                      ------------       ------------       ------------       ------------

Cash Flows From Financing Activities
              Issuance of common stock                           0                  0                  0              1,860
                                                      ------------       ------------       ------------       ------------

              Net cash (used in) financing
                 activities                           $          0       $          0       $          0       $      1,860
                                                      ------------       ------------       ------------       ------------

              Net increase (decrease) in cash
                 and cash equivalents                 $          0       $          0       $          0       $          0

Cash and cash equivalents,
     beginning of period                                         0                  0                  0                  0
                                                      ------------       ------------       ------------       ------------
Cash and cash equivalents, end of period              $          0       $          0       $          0       $          0
                                                      ============       ============       ============       ============


                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

Sierra Resource Group, Inc. ("Company") was organized December 21, 1992 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

A summary of the Company's significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000, 1999, and 1998.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.


NOTE 2. STOCKHOLDERS' EQUITY

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On December 24, 1992 the Company authorized and issued 1,860 shares of its no par value common stock in consideration of $1,860 in cash.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998



NOTE 2. STOCKHOLDERS' EQUITY (CONTINUED)

On December 18, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On December 18, 1998, the Company's shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares. The number of common stock shares outstanding increased from 1,860 to 1,860,000. Prior period information has been restated to reflect the stock split

The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2000, 1999, 1998, and since inception. As of December 31, 2000, 1999, 1998, and since inception, the Company had no dilutive potential common shares.


NOTE 3. INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2000 is as follows:


        Net operating loss carry forward     $  33,372
        Valuation allowance                  $ (33,372)
                                             ---------
        Net deferred tax asset               $       0


The net federal operating loss carry forward will expire between 2012 and 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE 4. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               On January 27, 2001, Barry L. Friedman, 1582 Tulita Drive, Las Vegas, Nevada 89127, the principal accountant which had previously been engaged to audit registrant's financial statements, died. Kyle Tingle, CPA, P.O. Box 50141, Henderson, Nevada 89016 has been engaged to audit registrant's financial statements for the fiscal year ended December 31, 2001. Registrant does not believe that there will be any disagreements with the findings of Barry L. Friedman.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


             Name                                Ages         Position
             ----                                ----         --------
             Sandra J. Andre                      46          President and Director
             1035 Vista Del Carros
             Apartment 204
             Corona, California 91720

             Paul W. Andre                        58          Secretary, Treasurer
             4132 South Rainbow Blvd.                         and Director
             Unit 502
             Las Vegas, Nevada 89103

             Suzette M. Encarnacion               33          Director
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


                   Name and                          Amount and
                  Address of                         Nature of
                  Beneficial                         Beneficial          Percent
Title of Class      Owner                              Owner             of Class
---------------------------------------------------------------------------------
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

                   Name and                          Amount and
                  Address of                         Nature of
                  Beneficial                         Beneficial          Percent
Title of Class      Owner                              Owner             of Class
---------------------------------------------------------------------------------

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

               23.1      Consent of Kyle Tingle, CPA.

                                   SIGNATURES

               Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001          SIERRA RESOURCE GROUP, INC.


                              By: /s/ Sandra J. Andre
                                  -------------------------------
                                  Sandra J. Andre
                                  President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2001          SIERRA RESOURCE GROUP, INC.


                              By: /s/ Sandra J. Andre
                                  -------------------------------
                                  Sandra J. Andre
                                  President