Form 10QSB
period 2001-03-31
SIERRA RESOURCE GROUP INC
filed 2001-05-21
CIK 1076966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-25301


                           SIERRA RESOURCE GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                  88-0413922
         -----------------------                     --------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


 6767 W. Tropicana Avenue, Suite 108
          Las Vegas, Nevada                                 89103
-----------------------------------------             ----------------
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

    At March 31, 2001, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION


Item I.   Financial Statements


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                                              3

---------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                                                 4

   Statements of Income                                                                           5

   Statements of Stockholders' Equity                                                             6

   Statements of Cash Flows                                                                       7

   Notes to Financial Statements                                                               8-10
---------------------------------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Sierra Resource Group, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2001, the year then ended December 31, 2000 and the period December 21, 1992 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Sierra Resource Group, Inc. (A Development Stage Company) as of March 31, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated May 15, 2000 and January 21, 2000, respectively, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2001, the year ended December 31, 2000, and the period December 21, 1992 (inception) through March 31, 2001, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle
Certified Public Accountant

May 1, 2001
Henderson, Nevada

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                           March 31,  December 31,
                                                             2001        2000
                                                           -------      --------
                           ASSETS
CURRENT ASSETS                                             $     0      $      0

         Total current assets                              $     0      $      0


          Total assets                                     $     0      $      0
                                                           =======      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $ 2,105      $      0
  Officers advances (Note 7)                                31,587        31,512
                                                           -------      --------

          Total current liabilities                         33,692      $ 31,512
                                                           -------      --------


STOCKHOLDERS' EQUITY
  Common stock: $.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding:
     1,860,000 shares at December 31, 2000:
     1,860,000 shares at March 31, 2001;                   $ 1,860      $  1,860
  Additional Paid In Capital                                     0             0
  Accumulated deficit during development stage             (35,552)      (33,372)
                                                           -------      --------

          Total stockholders' equity                       (33,692)     $(31,512)
                                                           -------      --------

                Total liabilities and
                stockholders' equity                       $     0      $      0
                                                           =======      ========





         See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                          DEC. 6, 1996
                                      THREE MONTHS ENDED                        YEARS ENDED              (INCEPTION) TO
                                     MARCH 31,        MARCH 31,        DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                      2001             2000               2000               1999             2001
                                   -----------       -----------       -----------       -----------      -------------
REVENUES                           $         0       $         0       $         0       $         0       $         0

COST OF REVENUE                              0                 0                 0                 0                 0
                                   -----------       -----------       -----------       -----------       -----------

     GROSS PROFIT                  $         0       $         0       $         0       $         0       $         0

GENERAL, SELLING AND
  ADMINISTRATIVE  EXPENSES               2,180             4,485             8,394            22,668            35,552
                                   -----------       -----------       -----------       -----------       -----------
     OPERATING (LOSS)              $    (2,180)      $    (4,485)      $    (8,394)      $   (22,668)      $   (35,552)

NONOPERATING INCOME (EXPENSE)                0                 0                 0                 0                 0
                                   -----------       -----------       -----------       -----------       -----------

  NET (LOSS)                       $    (2,180)      $    (4,485)      $    (8,394)      $   (22,668)      $   (35,552)
                                   ===========       ===========       ===========       ===========       ===========

NET (LOSS) PER SHARE, BASIC
AND DILUTED (NOTE 2)               $     (0.00)      $     (0.00)      $     (0.00)      $     (0.01)      $     (0.02)
                                   ===========       ===========       ===========       ===========       ===========

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING          2,100,000         2,100,000          2,100,00         2,100,000         2,100,000
                                   ===========       ===========       ===========       ===========       ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Accumulated
                                                                                                            (Deficit)
                                                            Common Stock                 Additional          During
                                                      -----------------------------       Paid-In          Development
                                                        Shares            Amount          Capital            Stage
                                                      -----------    --------------     -------------     ------------



          Balance, December 31, 1998                    1,860,000     $       1,860     $           0    $      (2,320)

          Net (loss), December 31, 1999                                                                        (22,668)
                                                     ------------     -------------     -------------    --------------

          Balance, December 31, 1999                    1,860,000     $       1,860     $           0    $     (24,978)

          Net (loss), December 31, 2000                                                                         (8,394)
                                                     ------------     -------------     -------------    --------------

          Balance, December 31, 2000                    1,860,000     $       1,860     $           0    $     (33,372)

          Net (loss) January 1, 2001 to
          March 31, 2001                                                                                        (2,180)
                                                     ------------     -------------     -------------    --------------

          Balance, March 31, 2001                       1,860,000     $       1,860     $           0    $     (35,552)
                                                     ============     =============     =============    ==============







See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                               Oct. 24, 1997
                                         Three months ended               Years Ended          (inception) to
                                       March 31,     March 31,    December 31,   December 31,     March 31,
                                        2001           2000           2000           1999           2001
                                      --------       --------     ------------   ------------   --------------
Cash Flows From
Operating Activities
    Net (loss)                        $ (2,180)      $ (4,485)      $ (8,394)      $(22,668)      $(35,552)
    Adjustments to reconcile
    net (loss) to cash
    (used in) operating
    activities:
    Changes in assets
    and liabilities
    Increase in accounts payable         2,105              0              0              0          2,105
    Increase in officer advances            75          4,485          8,394         22,668         31,587
                                      --------       --------       --------       --------       --------
         Net cash (used in)
            operating activities      $      0       $      0       $      0       $      0       $ (1,860)
                                      --------       --------       --------       --------       --------

Cash Flows From
Financing Activities                         0              0              0              0              0
                                      --------       --------       --------       --------       --------
Cash Flows From
Financing Activities
    Issuance of common stock          $      0       $      0       $      0       $      0       $  1,860
                                      --------       --------       --------       --------       --------
         Net cash (used in)
            financing activities      $      0       $      0       $      0       $      0       $  1,860
                                      --------       --------       --------       --------       --------
         Net increase (decrease)
            in cash                   $      0       $      0       $      0       $      0       $      0

Cash, beginning of period                    0              0              0       $      0              0
                                      --------       --------       --------       --------       --------

Cash, end of period                   $      0       $      0       $      0       $      0       $      0
                                      ========       ========       ========       ========       ========



See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2001, and December 31, 2000



Note 1. Nature of Business and Significant Accounting Policies

Nature of business:
-------------------

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

Estimates
---------

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

Cash
----

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2001 and 2000, and December 31, 2000 and 1999.

Income taxes
------------

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

Reporting on costs for start-up activities
------------------------------------------

Statement of Position 98-5 ("SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, there has been little to no effect on the Company's financial statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2001, and December 31, 2000

Note 2. Stockholders' Equity

Common stock
------------

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

Net loss per common share
-------------------------

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2001, 2000, 1999, and since inception. As of December 31, 2001, 2000, 1999, and since inception, the Company had no dilutive potential common shares.

Note 3. Income Taxes

     There is no provision for income taxes for the period ended March 31, 2001, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2001 is as follows:


                  Net operating loss carry forward      $  35,552
                  Valuation allowance                   $ (35,552)
                                                        ---------

                  Net deferred tax asset                $       0

     The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2001, and December 31, 2000


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

Note 7. Officers Advances

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

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

Dated: May 18, 2001                           SIERRA RESOURCE GROUP, INC



                                              By: /s/ Sandra J. Andre
                                                  ------------------------
                                                  Sandra J. Andre
                                                  President


SIERRA-RESOURCE:10Q-3-2001