Form 10QSB
period 2002-03-31
SIERRA RESOURCE GROUP INC
filed 2005-06-23
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-25301


                           SIERRA RESOURCE GROUP, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEVADA                                               88-0413922
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  6767 W. TROPICANA AVENUE, SUITE 207
         LAS VEGAS, NEVADA                                              89103
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


Issuer's telephone number: (702) 248-1027


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At March 31, 2002, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2002
                                DECEMBER 31, 2001

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








_____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-7
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                          March 31,       December 31,
                                                               2002               2001
                                                         __________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $     660          $      85
     Officers advances (Note 7)                              36,664             36,615
                                                          _________          _________

            Total current liabilities                     $  37,324          $  36,400
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2001:            $                  $   1,860
        1,860,000 shares at March 31, 2002;                   1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (39,184)           (38,260)
                                                          _________          _________

            Total stockholders' equity                    $ (37,324)         $ (36,400)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                     Years Ended                   Dec. 6, 1996
                                     ___________________________      _______________________________       (inception) to
                                      March 31,        March 31,      December 31,       December 31,            March 31,
                                           2002             2001              2001               2000                 2002
                                     __________       __________      ____________     ______________       ______________

Revenues                             $        0       $        0      $          0       $          0       $            0

Cost of revenue                               0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
           Gross profit              $        0       $        0      $          0       $          0       $            0
General, selling and
   administrative expenses                  924            2,180             4,888              8,394               39,184
                                     __________       __________      ____________       ____________       ______________
           Operating (loss)          $     (924)      $   (2,180)     $     (4,888)      $     (8,394)      $      (39,184)

Nonoperating income (expense)                 0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
   Net (loss)                        $     (924)      $   (2,180)     $     (4,888)      $     (8,394)      $      (39,184)
                                     ==========       ==========      ============       ============       ==============

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)      $        (0.02)
                                     ==========       ==========      ============       ============       ==============

   Average number of shares                                              1,860,000          1,860,000            1,860,000
   of common stock outstanding        1,860,000        1,860,000      ============       ============       ==============
                                     ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                           (Deficit)
                                               Common Stock             Additional            During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital             Stage
                                          _________       _______       __________      ____________

Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,320)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss) January 1, 2002 to
   March 31, 2002                                                                              (924)
                                          _________       _______        _______          _________
Balance, March 31, 2002                   1,860,000       $ 1,860        $     0          $ (39,184)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Three months ended                    Years Ended                  Oct. 24, 1997
                                       ________________________       _______________________________       (inception) to
                                       March 31,      March 31,       December 31,       December 31,            March 31,
                                            2002           2001               2001               2000                 2002
                                       _________      _________       ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                          $   (924)     $  (2,180)       $ (4,888)          $ (8,394)           $ (39,184)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable             575          2,105              85                  0                  660
    Increase in officer advances             349             75           4,803              8,394               36,664
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            operating activities        $      0       $      0        $      0           $      0            $  (1,860)
                                        ________       ________        ________           ________            _________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0            $       0
                                        ________       ________        ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0                1,860
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            financing activities        $      0       $      0        $      0           $      0            $   1,860
                                        ________       ________        ________           ________            _________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0            $       0

Cash, beginning of period                      0              0               0                  0                    0
                                        ________       ________        ________           ________            _________
Cash, end of period                     $      0       $      0        $      0           $      0            $       0
                                        ========       ========        ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002 and 2001, and December 31, 2001 and 2000.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002, AND DECEMBER 31, 2001


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2002, 2001, 2000, and since inception. As of December 31, 2001, 2000, 1999, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended March 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2002 is as follows:

                  Net operating loss carry forward       $ 39,184
                  Valuation allowance                    $(39,184)
                                                         ________
                  Net deferred tax asset                 $      0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002, AND DECEMBER 31, 2001


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

          Sierra Resource Group, Inc. (sometimes the "Company") currently has no assets or operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements for leasehold interests in both developed and undeveloped acres. In the event any leasehold interests were acquired, we intended to enter into an exploration and development agreements with third parties wherein said third parties would, at its risk and expense, operate, develop and explore the property thereby relieving us of any future significant operating, exploration and development costs. We contemplated negotiating or retaining a small volumetric overriding royalty interest above the royalty leasehold interest and/or a retention of a working interest. If we needed additional funds, an offering of the Company's securities was contemplated. As at March 31, 1993, the Company was still deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

          As of the date hereof, the we can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity.

Plan of Operation.

          The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. We have no particular acquisitions in mind and we have not entered into any negotiations regarding such an acquisition.

          We are not a blank-check nor blind pool company.

          The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is
(ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1996, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company. We have not filed a registration statement.

          In addition, since we had a specific business plan and purpose at the time that our shareholders acquired our stock, we are not deemed to be a so-called "blind pool" company, a company that has a detailed plan of business that involves the acquisition of unidentified properties in a specific industry.

          We have been informed that the Securities and Exchange Commission is considering whether to propose amendments to the Form S-8 and the Form 8-K for shell companies like us. The proposed amendments could expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments may prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and may revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity.

Financial Condition.

          Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

          Since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Liquidity and Operational Results.

          The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

          We are dependent upon our officers to meet any de minimis costs that may occur. Paul W. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

          As of March 31, 2002, we had total liabilities of $37,324 and we had a negative net worth of $37,324. As of December 31, 2001, we had total liabilities of $36,400 and a negative net worth of $36,400.

          We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended March 31, 2002. We have a loss from inception through December 31, 2001 of $38,260 and a loss from inception through March 31, 2002 of $39,184. This is an increase of $924 for the three months then ended.

          We have officer's advances of $36,664 from inception to March 31, 2002. The officer's advances as of December 31, 2001 were $36,315.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

          Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

          There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .....................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ......................................None

Item 3 - Defaults by the Company on its
         Senior Securities .....................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...............................................None

ITEM 5 - OTHER INFORMATION

Board Meeting.

          Our board held no meetings during the period covered by this current report.

Audit Committee.

          Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

          Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Certification of Chief Executive Officer.

          31.2 Certification of Chief Financial Officer.

          32   Section 906 Certification.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  June 23, 2005               SIERRA RESOURCE GROUP, INC.


                                    By: /s/ SANDRA J. ANDRE
                                    _____________________________________
                                    Sandra J. Andre
                                    President and Chief Executive Officer



                                    By: /s/ PAUL W. ANDRE
                                    _____________________________________
                                    Paul W. Andre
                                    Treasurer and Chief Financial Officer