Form 10QSB
period 2002-06-30
SIERRA RESOURCE GROUP INC
filed 2005-06-23
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         At June 30, 2002, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2002
                                DECEMBER 31, 2001

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








_____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                             F-2 - F-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                         F-5 - F-6

   Notes to Financial Statements                                    F-7 - F-9
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                           June 30,       December 31,
                                                               2002               2001
                                                         __________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $   2,807          $      85
     Officers advances (Note 7)                              36,664             36,315
                                                          _________          _________

            Total current liabilities                     $  39,471          $  36,400
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2001:            $                  $   1,860
        1,860,000 shares at June 30, 2002;                    1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (41,331)           (38,260)
                                                          _________          _________

            Total stockholders' equity                    $ (39,471)         $ (36,400)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                 Six months ended
                                     ___________________________       ___________________________
                                       June 30,         June 30,         June 30,         June 30,
                                           2002             2001             2002             2001
                                     __________       __________       __________       __________

Revenues                             $        0       $        0       $        0       $        0

Cost of revenue                               0                0                0                0
                                     __________       __________       __________       __________
           Gross profit              $        0       $        0       $        0       $        0
General, selling and
   administrative expenses                2,147            1,440            3,071            3,620
                                     __________       __________       __________       __________
           Operating (loss)          $   (2,147)      $   (1,440)      $   (3,071)      $   (3,620)

Nonoperating income (expense)                 0                0                0                0
                                     __________       __________       __________       __________
   Net (loss)                        $   (2,147)      $   (1,440)      $   (3,071)      $   (3,620)
                                     ==========       ==========       ==========       ==========

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $     (0.00)      $    (0.00)
                                     ==========       ==========       ==========       ==========

   Average number of shares
   of common stock outstanding        1,860,000        1,860,000        1,860,000        1,860,000
                                     ==========       ==========       ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                               Years ended                  Dec. 21, 1992
                                     _______________________________       (inception) to
                                     December 31,       December 31,             June 30,
                                             2001               2000                 2002
                                     ____________     ______________       ______________

Revenues                             $          0       $          0       $            0

Cost of revenue                                 0                  0                    0
                                     ____________       ____________       ______________
           Gross profit              $         0        $          0       $            0
General, selling and
   administrative expenses                  4,888              8,394               41,331
                                     ____________       ____________       ______________
           Operating (loss)          $     (4,888)      $     (8,394)      $      (41,331)

Nonoperating income (expense)                   0                  0                    0
                                     ____________       ____________       ______________
   Net (loss)                        $     (4,888)      $     (8,394)      $      (41,331)
                                     ============       ============       ==============

   Net (loss) per share, basic
   and diluted (Note 2)              $      (0.00)      $      (0.00)      $        (0.02)
                                     ============       ============       ==============
   Average number of shares
   of common stock outstanding          1,860,000          1,860,000            1,860,000
                                     ============       ============       ==============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                           (Deficit)
                                               Common Stock             Additional            During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital             Stage
                                          _________       _______       __________      ____________

Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,320)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)
Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)
Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss) January 1, 2002 to
June 30, 2002                                                                                (3,071)
                                          _________       _______        _______          _________
Balance, June 30, 2002                    1,860,000       $ 1,860        $     0          $ (41,331)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Three months ended             Six months ended
                                        _______________________       _______________________
                                        June 30,       June 30,       June 30,       June 30,
                                            2002           2001           2002           2001
                                        ________       ________       ________       ________

Cash Flows From
Operating Activities
    Net (loss)                          $ (2,147)      $ (1,440)      $ (3,071)      $ (3,620)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable           2,147            365          2,722          2,470
    Increase in officer advances               0          1,075            349          1,150
                                        ________       ________       ________       ________
         Net cash (used in)
            operating activities        $      0       $      0       $      0       $      0
                                        ________       ________       ________       ________
Cash Flows From
Investing Activities                    $      0       $      0       $      0       $      0
                                        ________       ________       ________       ________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0              0              0
                                        ________       ________       ________       ________
         Net cash (used in)
            financing activities        $      0       $      0       $      0       $      0
                                        ________       ________       ________       ________

         Net increase (decrease)
            in cash                     $      0       $      0       $      0       $      0

Cash, beginning of period                      0              0              0              0
                                        ________       ________       ________       ________
Cash, end of period                     $      0       $      0       $      0       $      0
                                        ========       ========       ========       ========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Years ended                  Dec. 21, 1992
                                        _______________________________       (inception) to
                                        December 31,       December 31,             June 30,
                                                2001               2000                 2002
                                        ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                           $ (4,888)          $ (8,394)           $ (41,331)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable               85                  0                2,807
    Increase in officer advances            4,803              8,394               36,664
                                         ________           ________            _________
         Net cash (used in)
            operating activities         $      0           $      0            $  (1,860)
                                         ________           ________            _________
Cash Flows From
Investing Activities                     $      0           $      0            $       0
                                         ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                    0                  0                1,860
                                         ________           ________            _________
         Net cash (used in)
            financing activities         $      0           $      0            $   1,860
                                         ________           ________            _________

         Net increase (decrease)
            in cash                      $      0           $      0            $       0

Cash, beginning of period                       0                  0                    0
                                         ________           ________            _________
Cash, end of period                      $      0           $      0            $       0
                                         ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2002, 2001, 2000, and since inception. As of June 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2002 is as follows:

                  Net operating loss carry forward       $ 41,331
                  Valuation allowance                    $(41,331)
                                                         ________
                  Net deferred tax asset                 $      0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

Liquidity.

          As of June 30, 2002, we had total liabilities of $39,471 and we had a negative net worth of $39,471. As of December 31, 2001, we had total liabilities of $36,400 and a negative net worth of $36,400.

          We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended June 30, 2002. We have a loss from inception through December 31, 2001 of $38,260 and a loss from inception through June 30, 2002 of $41,331. This is an increase of $3,071 for the six months then ended.

          We have officer's advances of $36,315 from inception to June 30, 2002. The officer's advances as of December 31, 2001 were $36,315.

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