Form 10QSB
period 2002-09-30
SIERRA RESOURCE GROUP INC
filed 2005-06-23
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

        At September 30, 2002, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001

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

   Statements of Income                                             F-2 - F-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                         F-5 - F-6

   Notes to Financial Statements                                    F-7 - F-9
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                         September 30,       December 31,
                                                                  2002               2001
                                                         _____________       ____________
                           ASSETS

CURRENT ASSETS                                             $      0            $      0
                                                           ________            ________

            Total current assets                           $      0            $      0
                                                           ________            ________

                   Total assets                            $      0            $      0
                                                           ========            ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                      $     85            $     85
     Officers advances (Note 7)                              39,386              36,315
                                                           ________            ________

            Total current liabilities                      $ 39,471            $ 36,400
                                                           ________            ________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2001:             $                   $  1,860
        1,860,000 shares at September 30, 2002;               1,860
     Additional Paid In Capital                                   0                   0
     Accumulated deficit during development stage           (41,331)            (38,260)
                                                           ________            ________

            Total stockholders' equity                     $(39,471)           $(36,400)
                                                           ________            ________

                   Total liabilities and
                   stockholders' equity                    $      0            $      0
                                                           ========            ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                        Three months ended                Nine months ended
                                  ______________________________    ______________________________
                                  September 30,    September 30,    September 30,    September 30,
                                           2002             2001             2002             2001
                                  _____________    _____________    _____________    _____________

Revenues                            $        0       $        0       $        0       $        0

Cost of revenue                              0                0                0                0
                                    __________       __________       __________       __________
           Gross profit             $        0       $        0       $        0       $        0
General, selling and
   administrative expenses                   0            2,470            3,071            3,620
                                    __________       __________       __________       __________
           Operating (loss)         $       (0)      $   (2,470)      $   (3,071)      $   (3,620)

Nonoperating income (expense)                0                0                0                0
                                    __________       __________       __________       __________
   Net (loss)                       $       (0)      $   (2,470)      $   (3,071)      $   (3,620)
                                    ==========       ==========       ==========       ==========

   Net (loss) per share, basic
   and diluted (Note 2)             $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                    ==========       ==========       ==========       ==========

   Average number of shares
   of common stock outstanding       1,860,000        1,860,000        1,860,000        1,860,000
                                    ==========       ==========       ==========       ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                               Years ended                  Dec. 21, 1992
                                     _______________________________       (inception) to
                                     December 31,       December 31,        September 30,
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
                                     ============       ============       ==============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                           (Deficit)
                                               Common Stock             Additional            During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital             Stage
                                          _________       _______       __________      ____________

Balance, Dece,ber 31, 1998                1,860,000       $ 1,860        $     0          $  (2,320)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)
Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)
Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss) January 1, 2002 to
September 30, 2002                                                                           (3,071)
                                          _________       _______        _______          _________
Balance, September 30, 2002               1,860,000       $ 1,860        $     0          $ (41,331)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                        Three months ended                Nine months ended
                                  ______________________________    ______________________________
                                  September 30,    September 30,    September 30,    September 30,
                                           2002             2001             2002             2001
                                  _____________    _____________    _____________    _____________

Cash Flows From
Operating Activities
    Net (loss)                      $       (0)      $   (2,470)      $   (3,071)      $   (3,620)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable        (2,722)               0            2,722            2,470
    Increase in officer advances         2,722            2,470              349            1,150
                                    __________       __________       __________       __________
         Net cash (used in)
            operating activities    $        0       $        0       $        0       $        0
                                    __________       __________       __________       __________
Cash Flows From
Investing Activities                $        0       $        0       $        0       $        0
                                    __________       __________       __________       __________

Cash Flows From
Financing Activities
    Issuance of common stock                 0                0                0                0
                                    __________       __________       __________       __________
         Net cash (used in)
            financing activities    $        0       $        0       $        0       $        0
                                    __________       __________       __________       __________

         Net increase (decrease)
            in cash                 $        0       $        0       $        0       $        0

Cash, beginning of period                    0                0                0                0
                                    __________       __________       __________       __________
Cash, end of period                 $        0       $        0       $        0       $        0
                                    ==========       ==========       ==========       ==========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Years ended                  Dec. 21, 1992
                                        _______________________________       (inception) to
                                        December 31,       December 31,        September 30,
                                                2001               2000                 2002
                                        ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                           $ (4,888)          $ (8,394)           $ (41,331)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable               85                  0                   85
    Increase in officer advances            4,803              8,394               39,386
                                         ________           ________            _________
         Net cash (used in)
            operating activities         $      0           $      0            $  (1,860)
                                         ________           ________            _________
Cash Flows From
Investing Activities                     $      0           $      0            $       0
                                         ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                    0                  0                1,860
                                         ________           ________            _________
         Net cash (used in)
            financing activities         $      0           $      0            $   1,860
                                         ________           ________            _________

         Net increase (decrease)
            in cash                      $      0           $      0            $       0

Cash, beginning of period                       0                  0                    0
                                         ________           ________            _________
Cash, end of period                      $      0           $      0            $       0
                                         ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2002, 2001, 2000, and since inception. As of September 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2002 is as follows:

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

Liquidity.

          As of September 30, 2002, we had total liabilities of $39,471 and we had a negative net worth of $39,471. As of December 31, 2001, we had total liabilities of $36,400 and a negative net worth of $36,400.

          We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended September 30, 2002. We have a loss from inception through December 31, 2001 of $38,260 and a loss from inception through September 30, 2002 of $41,331. This is an increase of $3,071 for the period ended September 30, 2002 from the prior year end.

          We have officer's advances of $39,386 from inception to September 30, 2002. The officer's advances as of December 31, 2001 were $36,315.

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