Form 10QSB
period 2003-03-31
SIERRA RESOURCE GROUP INC
filed 2005-06-24
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         At March 31, 2003, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2003
                                DECEMBER 31, 2002

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








_____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-9
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                          March 31,       December 31,
                                                               2003               2002
                                                         __________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $     170          $     170
     Officers advances (Note 7)                              39,386             39,386
                                                          _________          _________

            Total current liabilities                     $  39,556          $  39,556
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2002:            $                  $   1,860
        1,860,000 shares at March 31, 2003                    1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (41,416)           (41,416)
                                                          _________          _________

            Total stockholders' equity                    $ (39,556)         $ (39,556)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                     Years ended                   Dec. 6, 1996
                                     ___________________________      _______________________________       (inception) to
                                      March 31,        March 31,      December 31,       December 31,            March 31,
                                           2003             2002              2002               2001                 2003
                                     __________       __________      ____________     ______________       ______________

Revenues                             $        0       $        0      $          0       $          0       $            0

Cost of revenue                               0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
           Gross profit              $        0       $        0      $          0       $          0       $            0
General, selling and
   administrative expenses                    0              924             3,156              4,888               41,416
                                     __________       __________      ____________       ____________       ______________
           Operating (loss)          $       (0)      $     (924)     $     (3,156)      $     (4,888)      $      (41,416)

Nonoperating income (expense)                 0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
   Net (loss)                        $       (0)      $     (924)     $     (3,156)      $     (4,888)      $      (41,416)
                                     ==========       ==========      ============       ============       ==============

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)      $        (0.02)
                                     ==========       ==========      ============       ============       ==============

   Average number of shares                                              1,860,000          1,860,000            1,860,000
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


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                           (Deficit)
                                               Common Stock             Additional            During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital             Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,320)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,256)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss) January 1, 2003 to
   March 31, 2003                                                                                 0
                                          _________       _______        _______          _________
Balance, March 31, 2003                   1,860,000       $ 1,860        $     0          $ (41,416)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Three months ended                    Years ended                  Oct. 24, 1997
                                       ________________________       _______________________________       (inception) to
                                       March 31,      March 31,       December 31,       December 31,            March 31,
                                            2003           2002               2002               2001                 2003
                                       _________      _________       ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                          $      0      $    (924)       $ (3,156)          $ (4,888)           $ (41,416)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable               0            575              85                 85                  170
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            operating activities        $      0       $    349        $ (3,071)          $ (4,803)           $ (41,246)
                                        ________       ________        ________           ________            _________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0            $       0
                                        ________       ________        ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0                1,860
    Increase in officer advances               0            349           3,071              4,803               39,386
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            financing activities        $      0       $    349        $  3,071           $  4,803            $  41,246
                                        ________       ________        ________           ________            _________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0            $       0

Cash, beginning of period                      0              0               0                  0                    0
                                        ________       ________        ________           ________            _________
Cash, end of period                     $      0       $      0        $      0           $      0            $       0
                                        ========       ========        ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003 and 2002, and December 31, 2002 and 2001.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers, and directors have committed to advancing the operating costs of the company.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE"s in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIE"s created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2003, the FASB issued SFAS No. 149. "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many financial instruments have been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The Adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 Investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or reporting results.

In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenues. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The Revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not affect our financial condition or results of operations.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2003, 2002, 2001, and since inception. As of December 31, 2002, 2001, 2000, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2002 and 2001 is as follows:

                                                 2002            2001
                                               ________        ________

         Net operating loss carryforward       $ 14,495        $ 13,391

         Valuation allowance                    (14,495)        (13,391)
                                               ________        ________

         Net deferred tax asset                $      0        $      0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                       Since
                                                2002          2001     Inception
                                              _______       _______    _________

         Tax at statutory rate                $ 1,104       $ 1,711    $ 14,495

         Increase in valuation allowance       (1,104)       (1,711)    (14,495)
                                              _______       _______    ________

         Net deferred tax asset               $     0       $     0    $      0

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


NOTE 3.  INCOME TAXES (CONTINUED)

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

Liquidity.

          As of March 31, 2003, we had total liabilities of $xx,xxx and we had a negative net worth of $39,556. As of December 31, 2002, we had total liabilities of $39,556 and a negative net worth of $39,556.

          We have had no revenues from inception through December 31, 2002 and we had no revenues for the period ended March 31, 2003. We have a loss from inception through December 31, 2002 of $41,416 and a loss from inception through March 31, 2003 of $41,416.

          We have officer's advances of $39,386 from inception to March 31, 2003. The officer's advances as of December 31, 2002 were $39,386.

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


Dated:  June 24, 2005               SIERRA RESOURCE GROUP, INC.


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