Form 10QSB
period 2003-09-30
SIERRA RESOURCE GROUP INC
filed 2005-06-28
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

        At September 30, 2003, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2003
                                DECEMBER 31, 2002

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

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-9
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      September 30,       December 31,
                                                               2003               2002
                                                      _____________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $     170          $     170
     Officers advances (Note 7)                              39,386             39,386
                                                          _________          _________

            Total current liabilities                     $  39,556          $  39,556
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2002:            $                  $   1,860
        1,860,000 shares at September 30, 2003;               1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (41,416)           (41,416)
                                                          _________          _________

            Total stockholders' equity                    $ (39,556)         $ (39,556)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                        Nine months ended                       Years Ended                   Dec. 6, 1996
                                  ______________________________      _______________________________       (inception) to
                                  September 30,    September 30,      December 31,       December 31,        September 30,
                                           2003             2002              2002               2001                 2003
                                  _____________    _____________      ____________     ______________       ______________

Revenues                             $        0       $        0      $          0       $          0       $            0

Cost of revenue                               0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
           Gross profit              $        0       $        0      $          0       $          0       $            0
General, selling and
   administrative expenses                    0            3,071             3,156              4,888               41,416
                                     __________       __________      ____________       ____________       ______________
           Operating (loss)          $       (0)      $   (3,071)     $     (3,156)      $     (4,888)      $      (41,416)

Nonoperating income (expense)                 0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
   Net (loss)                        $       (0)      $   (3,071)     $     (3,156)      $     (4,888)      $      (41,416)
                                     ==========       ==========      ============       ============       ==============

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)      $        (0.02)
                                     ==========       ==========      ============       ============       ==============

   Average number of shares                                              1,860,000          1,860,000            1,860,000
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


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                         (Deficit)
                                               Common Stock             Additional        During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital           Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,320)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,256)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss) January 1, 2003 to
   September 30, 2003                                                                             0
                                          _________       _______        _______          _________
Balance, September 30, 2003               1,860,000       $ 1,860        $     0          $ (41,416)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                        Nine months ended                       Years Ended                  Oct. 24, 1997
                                   ____________________________       _______________________________       (inception) to
                                   September 30,  September 30,       December 31,       December 31,        September 30,
                                            2003           2002               2002               2001                 2003
                                    ____________   ____________       ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                          $      0      $  (3,071)       $ (3,156)          $ (4,888)           $ (41,416)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable               0          2,722              85                 85                  170
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            operating activities        $      0       $   (349)       $ (3,071)          $ (4,803)           $ (41,246)
                                        ________       ________        ________           ________            _________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0            $       0
                                        ________       ________        ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0                1,860
    Increase in officer advances               0            349           3,071              4,803               39,386
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            financing activities        $      0       $    349        $  3,071           $  4,803            $  41,246
                                        ________       ________        ________           ________            _________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0            $       0

Cash, beginning of period                      0              0               0                  0                    0
                                        ________       ________        ________           ________            _________
Cash, end of period                     $      0       $      0        $      0           $      0            $       0
                                        ========       ========        ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2003 and 2002, and December 31, 2002 and 2001.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002


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

Liquidity.

          As of September 30 2003, we had total liabilities of $39,556 and we had a negative net worth of $39,556. As of December 31, 2002, we had total liabilities of $39,556 and a negative net worth of $39,556.

          We have had no revenues from inception through December 31, 2002 and we had no revenues for the period ended September 30, 2003. We have a loss from inception through December 31, 2002 of $41,416 and a loss from inception through September 30, 2003 of $41,416.

          We have officer's advances of $39,386 from inception to September 30, 2003. The officer's advances as of December 31, 2002 were $39,386.

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


Dated:  June 27, 2005               SIERRA RESOURCE GROUP, INC.


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