Form 10KSB
period 2003-12-31
SIERRA RESOURCE GROUP INC
filed 2005-06-28
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2003


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

     As of December 31, 2003, there were 1,860,000 shares of the registrant's common stock, $.001 par value, outstanding.

     The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

     State the registrant's revenues for the December 31, 2003 fiscal year:
$-0-.

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

Liquidity.

     As of December 31, 2002, we had total liabilities of $39,556 and we had a negative net worth of $39,556. As of December 31, 2003, we had total liabilities of $39,641 and a negative net worth of $39,641. Our net worth and total liabilities each increased by $85.

     We have had no revenues from inception through December 31, 2003. We have a loss from inception through December 31, 2003 of $41,416. Our loss from inception through December 31, 2002 was $41,501 or an increase of $85.

     We have officer's advances of $39,386 from inception to December 31, 2002. The officer's advances as of December 31, 2003 were $39,386.

ITEM 7.   FINANCIAL STATEMENTS.


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

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

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-10
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sierra Resource Group, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of income, stockholders' deficit, and cash flows for the years then ended and the period December 21, 1992 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and the period December 21, 1992 (inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


August 5, 2004
Las Vegas, Nevada



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        December 31,     December 31,
                                                                2003             2002
                                                        ____________     ____________

                                     ASSETS

CURRENT ASSETS                                            $      0         $      0
                                                          ________         ________

            Total current assets                          $      0         $      0
                                                          ________         ________

                   Total assets                           $      0         $      0
                                                          ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                     $    255         $    170
     Officers advances                                      39,386           39,386
                                                          ________         ________

            Total current liabilities                     $ 39,641         $ 39,556
                                                          ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $0.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  1,860,000
        shares at December 31, 2003 and 2002              $  1,860            1,860
     Additional paid in capital                                  0                0
     Accumulated deficit during development stage          (41,501)         (41,416)
                                                          ________         ________

            Total stockholders' deficit                   $(39,641)        $(39,556)
                                                          ________         ________
                   Total liabilities and
                   stockholders' deficit                  $      0         $      0
                                                          ========         ========


                See Accompanying Notes to Financial Statements.




                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                          Dec. 21, 1992
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2003              2002                2003
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0
General, selling and
   administrative expenses                    85             3,156             41,501
                                      __________        __________         __________
           Operating loss             $      (85)       $   (3,156)        $  (41,501)

Nonoperating income (expense)                  0                 0                  0
                                      __________        __________         __________

   Net loss                           $      (85)       $   (3,156)        $  (41,501)
                                      ==========        ==========         ==========
   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)        $    (0.02)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         1,860,000         1,860,000          1,860,000
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________       Paid In          Development
                                        Shares         Amount        Capital             Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         1,860,000       $ 1,860        $     0          $      0        $  1,860
Net loss, December 31, 1992                                                              (1,860)         (1,860)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1992             1,860,000       $ 1,860        $     0          $      0        $      0
Net loss, December 31, 1993                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1993             1,860,000       $ 1,860        $     0          $ (1,860)       $      0
Net loss, December 31, 1994                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1994             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1995                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1995             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1996                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1996             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1997                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance December 31, 1997              1,860,000       $ 1,860        $     0          $ (1,860)       $      0

December 18, 1998, changed from
no par value to $0.001                                  (1,858)         1,858

December 18, 1998, forward stock
1000:1                                                   1,858         (1,858)

Net loss, December 31, 1998                                                                (450)           (450)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1998             1,860,000       $ 1,860        $     0          $ (2,320)       $   (450)

Net loss, December 31, 1999                                                             (22,668)        (22,668)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1999             1,860,000       $ 1,860        $     0          $(24,978)       $(23,118)

Net loss, December 31, 2000                                                              (8,394)         (8,394)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2000             1,860,000       $ 1,860        $     0          $(33,372)       $(31,512)

Net loss, December 31, 2001                                                              (4,888)         (4,888)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2001             1,860,000       $ 1,860        $     0          $(38,260)       $(36,400)

Net loss, December 31, 2002                                                              (3,156)         (3,156)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2002             1,860,000       $ 1,860        $     0          $(41,416)       $(39,556)

Net loss, December 31, 2003                                                                 (85)            (85)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2003             1,860,000       $ 1,860        $     0          $(41,501)       $(39,641)
                                       =========       ========       =======          ========        ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                          Dec. 21, 1992
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2003              2002                2003
                                     ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                          $      (85)       $   (3,156)        $  (41,501)
    Adjustments to reconcile net loss
    to cash used in operating
    activities:
    Changes in assets and liabilities
    Increase in accounts payable              85                85
 255
                                      __________        __________         __________

         Net cash used in
            operating activities      $        0       $    (3,071)        $  (41,246)
                                      __________        __________         __________

Cash Flows From
Investing Activities                  $        0        $        0         $        0
                                      __________        __________         __________

Cash Flows From
Financing Activities
    Issuance of common stock                   0                 0              1,860
    Increase in officer advances               0             3,071             39,386
                                      __________        __________         __________

         Net cash provided by
            financing activities      $        0        $    3,071         $   41,246
                                      __________        __________         __________

         Net increase (decrease)
            in cash                   $        0        $        0         $        0

Cash, beginning of period                      0                 0         $        0
                                      __________        __________         __________

Cash, end of period                   $        0        $        0         $        0
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2003, 2002, and since inception. As of December 31, 2003, 2002, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                                  2003            2002
                                             _________       _________
       Net operating loss carryforward       $  14,525       $  14,495
       Valuation allowance                     (14,525)        (14,495)
                                             _________       _________

       Net deferred tax asset                $       0       $       0
                                             =========       =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                                     Since
                                              2003         2002      Inception
                                           _______      _______      _________
       Tax at statutory rate               $    30      $ 1,104      $ 14,525
       Increase in valuation allowance         (30)      (1,104)      (14,525)
                                           _______      _______      ________

       Net deferred tax asset              $     0      $     0      $      0
                                           =======      =======      ========

The net federal operating loss carry forward will expire between 2016 and 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2002


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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



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

     Johann Rath has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act provided that he is an officer and director of the Company when the obligation is incurred. All advances will be interest-free.

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


ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2002 and December 31, 2003 was $0.

Audit Relate Fees

     There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2002 and December 31, 2003.

All Other Fees

     There was no tax preparation fee billed for the fiscal year ended December 31, 2002 and December 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 27, 2005               Sierra Resource Group, Inc.



                                   By: /s/ SANDRA J. ANDRE
                                   _____________________________________________
                                           Sandra J. Andre
                                           President, Chief Executive Officer
                                           and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 27, 2005                Sierra Resource Group, Inc.



                                   By: /s/ SANDRA J. ANDRE
                                   _____________________________________________
                                           Sandra J. Andre
                                           President, Chief Executive Officer
                                           and Director



                                   By: /s/ PAUL W. ANDRE
                                   _____________________________________________
                                           Paul W. Andre
                                           Treasurer, Chief Financial Officer
                                           and Director



                                   By: /s/ SUZETTE M. ENCARNACION
                                   _____________________________________________
                                           Suzette M. Encarnacion
                                           Director