Form 10QSB
period 2004-03-31
SIERRA RESOURCE GROUP INC
filed 2005-06-29
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         At March 31, 2004, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2004
                                DECEMBER 31, 2003

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

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-9
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                          March 31,       December 31,
                                                               2004               2003
                                                         __________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $     255          $     255
     Officers advances (Note 7)                              39,386             39,386
                                                          _________          _________

            Total current liabilities                     $  39,641          $  39,641
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2003:            $                  $   1,860
        1,860,000 shares at March 31, 2004                    1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (41,501)           (41,501)
                                                          _________          _________

            Total stockholders' equity                    $ (39,641)         $ (39,641)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                     Years ended                   Dec. 6, 1996
                                     ___________________________      _______________________________       (inception) to
                                      March 31,        March 31,      December 31,       December 31,            March 31,
                                           2004             2003              2003               2002                 2004
                                     __________       __________      ____________     ______________       ______________

Revenues                             $        0       $        0      $          0       $          0       $            0

Cost of revenue                               0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
           Gross profit              $        0       $        0      $          0       $          0       $            0
General, selling and
   administrative expenses                    0                0                85              3,156               41,501
                                     __________       __________      ____________       ____________       ______________
           Operating (loss)          $       (0)      $       (0)     $        (85)      $     (3,156)      $      (41,501)

Nonoperating income (expense)                 0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
   Net (loss)                        $       (0)      $       (0)     $        (85)      $     (3,156)      $      (41,501)
                                     ==========       ==========      ============       ============       ==============

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)      $        (0.02)
                                     ==========       ==========      ============       ============       ==============

   Average number of shares                                              1,860,000          1,860,000            1,860,000
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


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                           (Deficit)
                                               Common Stock             Additional            During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital             Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,320)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,256)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss), December 31, 2003                                                                   (85)
                                          _________       _______        _______          _________
Balance, December 31, 2003                1,860,000       $ 1,860        $     0          $ (41,501)

Net (loss) January 1, 2004 to
   March 31, 2004                                                                                 0
                                          _________       _______        _______          _________
Balance, March 31, 2004                   1,860,000       $ 1,860        $     0          $ (41,501)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Three months ended                    Years ended                  Oct. 24, 1997
                                       ________________________       _______________________________       (inception) to
                                       March 31,      March 31,       December 31,       December 31,            March 31,
                                            2004           2003               2003               2002                 2004
                                       _________      _________       ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                          $      0      $        0        $   (85)          $ (3,156)           $ (41,501)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable               0              0              85                 85                  255
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            operating activities        $      0       $      0        $      0           $ (3,071)           $ (41,246)
                                        ________       ________        ________           ________            _________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0            $       0
                                        ________       ________        ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0                1,860
    Increase in officer advances               0              0               0              3,071               39,386
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            financing activities        $      0       $      0        $      0           $  3,071            $  41,246
                                        ________       ________        ________           ________            _________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0            $       0

Cash, beginning of period                      0              0               0                  0                    0
                                        ________       ________        ________           ________            _________
Cash, end of period                     $      0       $      0        $      0           $      0            $       0
                                        ========       ========        ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004 and 2003, and December 31, 2003 and 2002.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2004, 2003, 2002, and since inception. As of December 31, 2003, 2002, 2001, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                                 2003            2002
                                               ________        ________

         Net operating loss carryforward       $ 14,525        $ 14,495

         Valuation allowance                    (14,525)        (14,495)
                                               ________        ________

         Net deferred tax asset                $      0        $      0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                       Since
                                                2003          2002     Inception
                                              _______       _______    _________

         Tax at statutory rate                $    30       $ 1,104    $ 14,525

         Increase in valuation allowance          (30)       (1,104)    (14,525)
                                              _______       _______    ________

         Net deferred tax asset               $     0       $     0    $      0

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

Generally.

          Sierra Resource Group, Inc. (sometimes the "Company") currently has no assets or operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements for leasehold interests in both developed and undeveloped acres. In the event any leasehold interests were acquired, we intended to enter into an exploration and development agreements with third parties wherein said third parties would, at its risk and expense, operate, develop and explore the property thereby relieving us of any future significant operating, exploration and development costs. We contemplated negotiating or retaining a small volumetric overriding royalty interest above the royalty leasehold interest and/or a retention of a working interest. If we needed additional funds, an offering of the Company's securities was contemplated. As at March 31, 1992, the Company was still deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

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

Liquidity.

          As of March 31, 2004, we had total liabilities of $39,641 and we had a negative net worth of $39,641. As of December 31, 2003, we had total liabilities of $39,641 and a negative net worth of $39,641.

          We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended March 31, 2004. We have a loss from inception through December 31, 2003 of $41,501 and a loss from inception through March 31, 2004 of $41,501.

          We have officer's advances of $39,386 from inception to March 31, 2004. The officer's advances as of December 31, 2003 were $39,386.

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


Dated:  June 29, 2005               SIERRA RESOURCE GROUP, INC.


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