Form 10QSB
period 2004-06-30
SIERRA RESOURCE GROUP INC
filed 2005-06-29
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         At June 30, 2004, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2004
                                DECEMBER 31, 2003

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

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-9
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                           June 30,       December 31,
                                                               2004               2003
                                                         __________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $     255          $     255
     Officers advances (Note 7)                              39,431             39,386
                                                          _________          _________

            Total current liabilities                     $  39,686          $  39,641
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2003:            $                  $   1,860
        1,860,000 shares at June 30, 2004                     1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (41,546)           (41,501)
                                                          _________          _________

            Total stockholders' equity                    $ (39,686)         $ (39,641)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                          Six months ended                      Years Ended                   Dec. 6, 1996
                                     ___________________________      _______________________________       (inception) to
                                       June 30,         June 30,      December 31,       December 31,             June 30,
                                           2004             2003              2003               2002                 2004
                                     __________       __________      ____________     ______________       ______________

Revenues                             $        0       $        0      $          0       $          0       $            0

Cost of revenue                               0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
           Gross profit              $        0       $        0      $          0       $          0       $            0
General, selling and
   administrative expenses                   45                0                85              3,156               41,546
                                     __________       __________      ____________       ____________       ______________
           Operating (loss)          $      (45)      $       (0)     $        (85)      $     (3,156)      $      (41,546)

Nonoperating income (expense)                 0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
   Net (loss)                        $      (45)      $       (0)     $        (85)      $     (3,156)      $      (41,546)
                                     ==========       ==========      ============       ============       ==============

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)      $        (0.02)
                                     ==========       ==========      ============       ============       ==============

   Average number of shares                                              1,860,000          1,860,000            1,860,000
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


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                           (Deficit)
                                               Common Stock             Additional            During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital             Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,320)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,256)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss), December 31, 2003                                                                   (85)
                                          _________       _______        _______          _________
Balance, December 31, 2003                1,860,000       $ 1,860        $     0          $ (41,501)

Net (loss) January 1, 2004 to
   June 30, 2004                                                                                (45)
                                          _________       _______        _______          _________
Balance, June 30, 2004                    1,860,000       $ 1,860        $     0          $ (41,546)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                           Six months ended                     Years Ended                  Oct. 24, 1997
                                       ________________________       _______________________________       (inception) to
                                        June 30,       June 30,       December 31,       December 31,             June 30,
                                            2004           2003               2003               2002                 2004
                                       _________      _________       ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                          $    (45)     $        0        $   (85)          $ (3,156)           $ (41,546)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable               0              0              85                 85                  255
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            operating activities        $    (45)      $      0        $     (0)          $ (3,071)           $ (41,291)
                                        ________       ________        ________           ________            _________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0            $       0
                                        ________       ________        ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0                1,860
    Increase in officer advances              45              0               0              3,071               39,431
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            financing activities        $     45       $      0        $      0           $  3,071            $  41,291
                                        ________       ________        ________           ________            _________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0            $       0

Cash, beginning of period                      0              0               0                  0                    0
                                        ________       ________        ________           ________            _________
Cash, end of period                     $      0       $      0        $      0           $      0            $       0
                                        ========       ========        ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2004 and 2003, and December 31, 2003 and 2002.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

Liquidity.

          As of June 30, 2004, we had total liabilities of $39,686 and we had a negative net worth of $39,686. As of December 31, 2003, we had total liabilities of $39,641 and a negative net worth of $39,641.

          We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended June 30, 2004. We have a loss from inception through December 31, 2003 of $41,501 and a loss from inception through June 30, 2004 of $41,546. This is an increase of $45 for the current quarter.

          We have officer's advances of $39,431 from inception to June 30, 2004. The officer's advances as of December 31, 2003 were $39,386.

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