Form 10QSB
period 2004-09-30
SIERRA RESOURCE GROUP INC
filed 2005-06-29
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

        At September 30, 2004, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2004
                                DECEMBER 31, 2003

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

   Statements of Income                                                   F-2

   Statements of Stockholders' Equity                                     F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                    F-5 - F-9
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      September 30,       December 31,
                                                               2004               2003
                                                      _____________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $       0          $     255
     Officers advances (Note 7)                              42,356             39,386
                                                          _________          _________

            Total current liabilities                     $  42,356          $  39,641
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2003:            $                  $   1,860
        1,860,000 shares at September 30, 2004                1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (41,216)           (41,501)
                                                          _________          _________

            Total stockholders' equity                    $ (42,356)         $ (39,641)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Nine months ended                      Years Ended                  Dec. 21, 1992
                                  ______________________________      _______________________________       (inception) to
                                  September 30,    September 30,      December 31,       December 31,        September 30,
                                           2004             2003              2003               2002                 2004
                                  _____________    _____________      ____________     ______________       ______________

Revenues                             $        0       $        0      $          0       $          0       $            0

Cost of revenue                               0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
           Gross profit              $        0       $        0      $          0       $          0       $            0
General, selling and
   administrative expenses                2,715                0                85              3,156               44,216
                                     __________       __________      ____________       ____________       ______________
           Operating (loss)          $   (2,715)      $        0      $        (85)      $     (3,156)      $      (41,216)

Nonoperating income (expense)                 0                0                 0                  0                    0
                                     __________       __________      ____________       ____________       ______________
   Net (loss)                        $   (2,715)      $       (0)     $        (85)      $     (3,156)      $      (41,216)
                                     ==========       ==========      ============       ============       ==============

   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)      $        (0.02)
                                     ==========       ==========      ============       ============       ==============

   Average number of shares                                              1,860,000          1,860,000            1,860,000
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


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                           (Deficit)
                                               Common Stock             Additional            During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital             Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,310)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (22,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,156)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss), December 31, 2003                                                                   (85)
                                          _________       _______        _______          _________
Balance, December 31, 2003                1,860,000       $ 1,860        $     0          $ (41,501)

Net (loss) January 1, 2004 to
   September 30, 2004                                                                        (2,715)
                                          _________       _______        _______          _________
Balance, September 30, 2004               1,860,000       $ 1,860        $     0          $ (44,216)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Nine months ended                     Years Ended                  Dec. 31, 1992
                                   ____________________________       _______________________________       (inception) to
                                   September 30,  September 30,       December 31,       December 31,        September 30,
                                            2004           2003               2003               2002                 2004
                                   _____________   ____________       ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                          $ (2,715)     $        0        $   (85)          $ (3,156)           $ (41,216)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable            (255)             0              85                 85                    0
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            operating activities        $ (2,970)      $      0        $     (0)          $ (3,071)           $ (44,216)
                                        ________       ________        ________           ________            _________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0            $       0
                                        ________       ________        ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0                1,860
    Increase in officer advances           2,970              0               0              3,071               42,356
                                        ________       ________        ________           ________            _________
         Net cash (used in)
            financing activities        $  2,970       $      0        $      0           $  3,071            $  44,216
                                        ________       ________        ________           ________            _________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0            $       0

Cash, beginning of period                      0              0               0                  0                    0
                                        ________       ________        ________           ________            _________
Cash, end of period                     $      0       $      0        $      0           $      0            $       0
                                        ========       ========        ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2004 and 2003, and December 31, 2003 and 2002.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, The Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIE's created after January 31, 2004, are immediately subject to the consolidation guidance in FIN 46. The Measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards foe how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances as an asset, with many financial instruments having been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FSAB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2003, the EITF reached a consensus on the Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in cost of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 (revised 2003) revises employers' disclosure about pension plans and other postretirement benefit plans. The Statement does not change the measurement or recognition of those plans required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not affect our financial condition or results of operations.

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On December 24, 1992, the Company authorized issued 1,860 shares of its no par value common stock in consideration of $1,860 in cash.

On December 18, 1998, the Company's shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares. The number of common stock shares outstanding increased from 1,860 to 1,860,000. Prior period information has been restated to reflect the stock split.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2004, 2003, and since inception. As of September 30, 2004, 2003, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more than likely than not we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

Liquidity.

          As of September 30, 2004, we had total liabilities of $42,356 and we had a negative net worth of $42,356. As of December 31, 2003, we had total liabilities of $39,641 and a negative net worth of $39,641.

          We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended September 30, 2004. We have a loss from inception through December 31, 2003 of $41,501 and a loss from inception through September 30, 2004 of $44,216. This is an increase of $2,715 for the period ending September 30, 2004.

          We have officer's advances of $42,356 from inception to September 30, 2004. The officer's advances as of December 31, 2003 were $39,386.

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