Form 10KSB
period 2004-12-31
SIERRA RESOURCE GROUP INC
filed 2005-06-30
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2004


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

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10 or Form 10-SB. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

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

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

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

     We have made no determination as to whether or not we will file periodic reports in the event our obligation to file such reports is suspended under the 1934 Act. Paul W. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that he is an officer and director of the Company when the obligation is incurred.

     It is anticipated that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

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

     Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in its original Form 10 or Form 10-SB. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

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

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

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

Liquidity.

     As of December 31, 2004, we had total liabilities of $42,481 and we had a negative net worth of $42,481. As of December 31, 2003, we had total liabilities of $39,641 and a negative net worth of $39,641. Our net worth and total liabilities each increased by $2,840.

     We have had no revenues from inception through December 31, 2004. We have a loss from inception through December 31, 2003 of $39,641. Our loss from inception through December 31, 2004 was $42,481 or an increase of $2,840.

     We have officer's advances of $42,481 from inception to December 31, 2004. The officer's advances as of December 31, 2003 were $39,386.

Accounting for a Business Combination.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 7.   FINANCIAL STATEMENTS.


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2004
                                DECEMBER 31, 2003

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                      F-3

   Statements of Stockholders' Deficit                                       F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                           F-6-9
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sierra Resource Group, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period December 21, 1992 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2004 and the results of its operations and cash flows for the years then ended and the period December 21, 1992 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


June 20, 2005
Las Vegas, Nevada



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        December 31,     December 31,
                                                                2004             2003
                                                        ____________     ____________

                                     ASSETS

CURRENT ASSETS                                            $      0         $      0
                                                          ________         ________

            Total current assets                          $      0         $      0
                                                          ________         ________

                   Total assets                           $      0         $      0
                                                          ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                     $      0         $    255
     Officers advances                                      42,481           39,386
                                                          ________         ________

            Total current liabilities                     $ 42,481         $ 39,641
                                                          ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $0.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  1,860,000
        shares at December 31, 2004 and 2003              $  1,860            1,860
     Additional paid in capital                                  0                0
     Accumulated deficit during development stage          (44,341)         (41,501)
                                                          ________         ________

            Total stockholders' deficit                   $(42,481)        $(39,641)
                                                          ________         ________
                   Total liabilities and
                   stockholders' deficit                  $      0         $      0
                                                          ========         ========


                See Accompanying Notes to Financial Statements.




                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                          Dec. 21, 1992
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2004              2003                2004
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0
General, selling and
   administrative expenses                 2,840                85             44,341
                                      __________        __________         __________
           Operating loss             $   (2,840)       $      (85)        $  (44,341)

Nonoperating income (expense)                  0                 0                  0
                                      __________        __________         __________

   Net loss                           $   (2,840)       $      (85)        $  (44,341)
                                      ==========        ==========         ==========
   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)        $    (0.02)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         1,860,000         1,860,000          1,860,000
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________       Paid In          Development
                                        Shares         Amount        Capital             Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         1,860,000       $ 1,860        $     0          $      0        $  1,860
Net loss, December 31, 1992                                                              (1,860)         (1,860)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1992             1,860,000       $ 1,860        $     0          $      0        $      0
Net loss, December 31, 1993                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1993             1,860,000       $ 1,860        $     0          $ (1,860)       $      0
Net loss, December 31, 1994                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1994             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1995                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1995             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1996                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1996             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1997                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance December 31, 1997              1,860,000       $ 1,860        $     0          $ (1,860)       $      0

December 18, 1998, changed from
no par value to $0.001                                  (1,858)         1,858

December 18, 1998, forward stock
1000:1                                                   1,858         (1,858)

Net loss, December 31, 1998                                                                (450)           (450)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1998             1,860,000       $ 1,860        $     0          $ (2,320)       $   (450)

Net loss, December 31, 1999                                                             (22,668)        (22,668)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1999             1,860,000       $ 1,860        $     0          $(24,978)       $(23,118)

Net loss, December 31, 2000                                                              (8,394)         (8,394)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2000             1,860,000       $ 1,860        $     0          $(33,372)       $(31,512)

Net loss, December 31, 2001                                                              (4,888)         (4,888)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2001             1,860,000       $ 1,860        $     0          $(38,260)       $(36,400)

Net loss, December 31, 2002                                                              (3,156)         (3,156)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2002             1,860,000       $ 1,860        $     0          $(41,416)       $(39,556)

Net loss, December 31, 2003                                                                 (85)            (85)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2003             1,860,000       $ 1,860        $     0          $(41,501)       $(39,641)

Net loss, December 31, 2004                                                              (2,840)         (2,840)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2004             1,860,000       $ 1,860        $     0          $(44,341)       $(42,481)

                                       =========       ========       =======          ========        ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                          Dec. 21, 1992
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2004              2003                2004
                                     ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                          $   (2,840)       $      (85)        $  (44,341)
    Adjustments to reconcile net loss
    to cash used in operating
    activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts
    payable                                 (255)               85                  0
                                      __________        __________         __________

         Net cash used in
            operating activities      $   (3,095)       $        0         $  (44,341)
                                      __________        __________         __________

Cash Flows From
Investing Activities                  $        0        $        0         $        0
                                      __________        __________         __________

Cash Flows From
Financing Activities
    Issuance of common stock                   0                 0              1,860
    Increase in officer advances           3,095                 0             42,481
                                      __________        __________         __________

         Net cash provided by
            financing activities      $    3,095        $        0         $   44,341
                                      __________        __________         __________

         Net increase (decrease)
            in cash                   $        0        $        0         $        0

Cash, beginning of period                      0                 0         $        0
                                      __________        __________         __________

Cash, end of period                   $        0        $        0         $        0
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Sierra Resource Group, Inc. ("Company") was organized December 21, 1992 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 and 2003.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time- Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts has not recorded share-based payment transactions. Management does not believe the implications of this revised standard will materially impact the Company's results of operations.


On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2004, 2003, and since inception. As of December 31, 2004, 2003, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                                  2004            2003
                                             _________       _________
       Net operating loss carryforward       $  15,519       $  14,525
       Valuation allowance                     (15,519)        (14,525)
                                             _________       _________

       Net deferred tax asset                $       0       $       0
                                             =========       =========

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 and 2003


NOTE 3.  INCOME TAXES (CONTINUED)


A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                                       Since
                                              2004         2003      Inception
                                           _______      _______      _________
       Tax at statutory rate (35%)         $   994      $    30      $ 15,519
       Increase in valuation allowance        (994)         (30)      (15,519)
                                           _______      _______      ________

       Net deferred tax asset              $     0      $     0      $      0
                                           =======      =======      ========

The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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
                  Directors as a Group
                  (three [3] individuals)



          (*)  Record and Beneficial Ownership

     The total of the Company's outstanding Common Stock are held by 35 persons.

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


ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2003 was $0 and was $2,500 for the fiscal year ended December 31, 2004.

Audit Relate Fees

     There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2002 and December 31, 2003.

All Other Fees

     There was no tax preparation fee billed for the fiscal year ended December 31, 2003 and December 31, 2004.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 30, 2005               Sierra Resource Group, Inc.



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


Date: June 30, 2005                Sierra Resource Group, Inc.



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