Form 10QSB
period 2005-03-31
SIERRA RESOURCE GROUP INC
filed 2005-06-30
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

         At March 31, 2005, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2005
                                DECEMBER 31, 2004

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








_____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                                 F-2-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                             F-5-6

   Notes to Financial Statements                                   F-7 - F-10
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                          March 31,       December 31,
                                                               2005               2004
                                                         __________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $       0          $       0
     Officers advances (Note 7)                              42,481             42,481
                                                          _________          _________

            Total current liabilities                     $  42,481          $  42,481
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2004:            $                  $   1,860
        1,860,000 shares at March 31, 2005                    1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (44,341)           (44,341)
                                                          _________          _________

            Total stockholders' equity                    $ (42,481)         $ (42,481)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                     Years ended
                                     ___________________________      _______________________________
                                      March 31,        March 31,      December 31,       December 31,
                                           2005             2004              2004               2003
                                     __________       __________      ____________     ______________

Revenues                             $        0       $        0      $          0       $          0

Cost of revenue                               0                0                 0                  0
                                     __________       __________      ____________       ____________
           Gross profit              $        0       $        0      $          0       $          0
General, selling and
   administrative expenses                    0                0             2,840                 85
                                     __________       __________      ____________       ____________
           Operating (loss)          $       (0)      $       (0)     $     (2,840)      $        (85)

Nonoperating income (expense)                 0                0                 0                  0
                                     __________       __________      ____________       ____________
   Net (loss)                        $       (0)      $       (0)     $     (2,840)      $        (85)
                                     ==========       ==========      ============       ============
   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)
                                     ==========       ==========      ============       ============
   Average number of shares
   of common stock outstanding        1,860,000        1,860,000         1,860,000          1,860,000
                                     ==========       ==========      ============       ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                    Years Ended                  Dec 21, 1992
                                          December 31,       December 31,       (inception) to
                                                  2004               2003       March 31, 2005
                                          ____________     ______________       ______________

Revenues                                  $          0       $          0         $        0

Cost of revenue                                      0                  0                  0
                                          ____________       ____________         __________
           Gross profit                   $          0       $          0         $        0
General, selling and
   administrative expenses                       2,840                 85             44,341
                                          ____________       ____________         __________
           Operating (loss)               $     (2,840)      $        (85)        $  (44,341)

Nonoperating income (expense)                        0                  0                  0
                                          ____________       ____________         __________
   Net (loss)                             $     (2,840)      $        (85)        $  (44,341)
                                          ============       ============         ==========
   Net (loss) per share, basic
   and diluted (Note 2)                   $      (0.00)      $      (0.00)        $    (0.02)
                                          ============       ============         ==========
   Average number of shares
   of common stock outstanding               1,860,000          1,860,000          1,860,000
                                          ============       ============         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                         (Deficit)
                                               Common Stock             Additional        During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital           Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,310)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,156)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss), December 31, 2003                                                                   (85)
                                          _________       _______        _______          _________
Balance, December 31, 2003                1,860,000       $ 1,860        $     0          $ (41,501)

Net (loss) December 31, 2004                                                                 (2,840)
                                          _________       _______        _______          _________
Balance, December 31, 2004                1,860,000       $ 1,860        $     0          $ (44,341)

Net (loss) January 1, 2005 to
March 31, 2005                                                                                   (0)
                                          _________       _______        _______          _________
Balance, March 31, 2005                   1,860,000       $ 1,860        $     0          $ (44,341)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Three months ended                    Years ended
                                       ________________________       _______________________________
                                       March 31,      March 31,       December 31,       December 31,
                                            2005           2004               2004               2003
                                       _________      _________       ____________       ____________

Cash Flows From
Operating Activities
    Net (loss)                          $     (0)     $      (0)       $ (2,840)          $    (85)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable               0              0            (255)                 0
                                        ________       ________        ________           ________
         Net cash (used in)
            operating activities        $     (0)      $     (0)       $ (3,095)          $      0
                                        ________       ________        ________           ________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0
                                        ________       ________        ________           ________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0
    Increase in officer advances               0              0           3,095                  0
                                        ________       ________        ________           ________
         Net cash (used in)
            financing activities        $      0       $      0        $  3,095           $      0
                                        ________       ________        ________           ________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0

Cash, beginning of period                      0              0               0                  0
                                        ________       ________        ________           ________
Cash, end of period                     $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

SUPPLEMENTAL INFORMATION

Interest Paid                           $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

Income Taxes paid                       $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Years Ended                  Dec. 21, 1992
                                        _______________________________       (inception) to
                                        December 31,       December 31,            March 31,
                                                2004               2003                 2005
                                        ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                           $ (2,840)          $    (85)           $ (44,341)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable             (255)                85                    0
                                         ________           ________            _________
         Net cash (used in)
            operating activities         $ (3,095)          $      0            $ (44,341)
                                         ________           ________            _________
Cash Flows From
Investing Activities                     $      0           $      0            $       0
                                         ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                    0                  0                1,860
    Increase in officer advances            3,095                  0               42,481
                                         ________           ________            _________
         Net cash (used in)
            financing activities         $  3,095           $      0            $  44,341
                                         ________           ________            _________

         Net increase (decrease)
            in cash                      $      0           $      0            $       0

Cash, beginning of period                       0                  0                    0
                                         ________           ________            _________
Cash, end of period                      $      0           $      0            $       0
                                         ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2005 and 2004, and December 31, 2004 and 2003.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges of whether they meet the criterion of "so abnormal." In addition, this Statement requires that location of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adaptation of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" (SFAS
152). The amendment made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting from those operations and costs is subject to guidance in SOP 04-2. This Statement is effective for financial statements for fiscal tears beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operation or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts have not recorded share-based payment transactions. Management does not believe the implications of this revised standard will materially impact the Company's results of operation.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meet a commercial substance criterion and fair market value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On December 24, 1992, the Company authorized and issued 1,860 shares of its no par value common stock in consideration of $1,860 in cash.

On December 18, 1998, the State of Nevada approved the Company's Amendment to the Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2005, 2004, 2003, and since inception. As of March 31, 2005 and 2004, December 31, 2004 and 2003, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more than likely than not we will not earn income sufficient to realize deferred tax assets during the carryforward period.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


NOTE 3.  INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                                 2004            2003
                                               ________        ________

         Net operating loss carryforward       $ 15,519        $ 14,525

         Valuation allowance                    (15,519)        (14,525)
                                               ________        ________

         Net deferred tax asset                $      0        $      0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                         Since
                                                2004          2003     Inception
                                              _______       _______    _________

         Tax at statutory rate (35%)          $   994       $    30    $ 15,519

         Valuation allowance                     (994)          (30)    (15,519)
                                              _______       _______    ________

         Net deferred tax asset               $     0       $     0    $      0

The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.


NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs in connection with its business purpose and to comply with the federal securities laws. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

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

Plan of Operation.

          As a shell company, we intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. We have no particular acquisitions in mind and we have not entered into any negotiations regarding such an acquisition.

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

          We are not a blank-check nor blind pool company.

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

Liquidity.

          As of March 31, 2005, we had total liabilities of $42,481 and we had a negative net worth of $42,481. As of December 31, 2004, we had total liabilities of $42,481 and a negative net worth of $42,481.

          We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended March 31, 2005. We have a loss from inception through December 31, 2004 of $44,341 and a loss from inception through March 31, 2005 of $44,341.

          We have officer's advances of $42,481 from inception to March 31, 2005. The officer's advances as of December 31, 2004 were $42,481.

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


Dated:  June 30, 2005               SIERRA RESOURCE GROUP, INC.


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