Form 10QSB
period 2005-06-30
SIERRA RESOURCE GROUP INC
filed 2005-07-08
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

         At June 30, 2005, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2005
                                DECEMBER 31, 2004

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

   Statements of Income                                                 F-2-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                             F-5-6

   Notes to Financial Statements                                   F-7 - F-10
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                           June 30,       December 31,
                                                               2005               2004
                                                         __________       ____________
                                     ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $       0          $       0
     Officers advances (Note 6)                              49,811             42,481
                                                          _________          _________

            Total current liabilities                     $  49,811          $  42,481
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2004:            $                  $   1,860
        1,860,000 shares at June 30, 2005                     1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (51,671)           (44,341)
                                                          _________          _________

            Total stockholders' equity                    $ (49,811)         $ (42,481)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                          Six months ended                      Years ended
                                     ___________________________      _______________________________
                                       June 30,         June 30,      December 31,       December 31,
                                           2005             2004              2004               2003
                                     __________       __________      ____________     ______________

Revenues                             $        0       $        0      $          0       $          0

Cost of revenue                               0                0                 0                  0
                                     __________       __________      ____________       ____________
           Gross profit              $        0       $        0      $          0       $          0
General, selling and
   administrative expenses                7,330               45             2,840                 85
                                     __________       __________      ____________       ____________
           Operating (loss)          $   (7,330)      $      (45)     $     (2,840)      $        (85)

Nonoperating income (expense)                 0                0                 0                  0
                                     __________       __________      ____________       ____________
   Net (loss)                        $   (7,330)      $      (45)     $     (2,840)      $        (85)
                                     ==========       ==========      ============       ============
   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)
                                     ==========       ==========      ============       ============
   Average number of shares
   of common stock outstanding        1,860,000        1,860,000         1,860,000          1,860,000
                                     ==========       ==========      ============       ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                    Years Ended                  Dec 21, 1992
                                          December 31,       December 31,       (inception) to
                                                  2004               2003        June 30, 2005
                                          ____________     ______________       ______________

Revenues                                  $          0       $          0         $        0

Cost of revenue                                      0                  0                  0
                                          ____________       ____________         __________
           Gross profit                   $          0       $          0         $        0
General, selling and
   administrative expenses                       2,840                 85             51,671
                                          ____________       ____________         __________
           Operating (loss)               $     (2,840)      $        (85)        $  (51,671)

Nonoperating income (expense)                        0                  0                  0
                                          ____________       ____________         __________
   Net (loss)                             $     (2,840)      $        (85)        $  (51,671)
                                          ============       ============         ==========
   Net (loss) per share, basic
   and diluted (Note 2)                   $      (0.00)      $      (0.00)        $    (0.03)
                                          ============       ============         ==========
   Average number of shares
   of common stock outstanding               1,860,000          1,860,000          1,860,000
                                          ============       ============         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                         (Deficit)
                                               Common Stock             Additional        During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital           Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,310)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,156)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss), December 31, 2003                                                                   (85)
                                          _________       _______        _______          _________
Balance, December 31, 2003                1,860,000       $ 1,860        $     0          $ (41,501)

Net (loss) December 31, 2004                                                                 (2,840)
                                          _________       _______        _______          _________
Balance, December 31, 2004                1,860,000       $ 1,860        $     0          $ (44,341)

Net (loss) January 1, 2005 to
June 30, 2005                                                                                (7,330)
                                          _________       _______        _______          _________
Balance, June 30, 2005                    1,860,000       $ 1,860        $     0          $ (51,671)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                           Six months ended                     Years ended
                                       ________________________       _______________________________
                                        June 30,       June 30,       December 31,       December 31,
                                            2005           2004               2004               2003
                                       _________      _________       ____________       ____________

Cash Flows From
Operating Activities
    Net (loss)                          $ (7,330)     $     (45)       $ (2,840)          $    (85)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable               0              0            (255)                 0
                                        ________       ________        ________           ________
         Net cash (used in)
            operating activities        $ (7,330)      $    (45)       $ (3,095)          $      0
                                        ________       ________        ________           ________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0
                                        ________       ________        ________           ________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0
    Increase in officer advances           7,330             45           3,095                  0
                                        ________       ________        ________           ________
         Net cash (used in)
            financing activities        $  7,330       $     45        $  3,095           $      0
                                        ________       ________        ________           ________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0

Cash, beginning of period                      0              0               0                  0
                                        ________       ________        ________           ________
Cash, end of period                     $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

SUPPLEMENTAL INFORMATION

Interest Paid                           $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

Income Taxes paid                       $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Years Ended                  Dec. 21, 1992
                                        _______________________________       (inception) to
                                        December 31,       December 31,             June 30,
                                                2004               2003                 2005
                                        ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                           $ (2,840)          $    (85)           $ (51,671)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable             (255)                85                    0
                                         ________           ________            _________
         Net cash (used in)
            operating activities         $ (3,095)          $      0            $ (51,671)
                                         ________           ________            _________
Cash Flows From
Investing Activities                     $      0           $      0            $       0
                                         ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                    0                  0                1,860
    Increase in officer advances            3,095                  0               49,811
                                         ________           ________            _________
         Net cash (used in)
            financing activities         $  3,095           $      0            $  51,671
                                         ________           ________            _________

         Net increase (decrease)
            in cash                      $      0           $      0            $       0

Cash, beginning of period                       0                  0                    0
                                         ________           ________            _________
Cash, end of period                      $      0           $      0            $       0
                                         ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2005 and 2004, and December 31, 2004 and 2003.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2005, 2004, 2003, and since inception. As of June 30, 2005 and 2004, December 31, 2004 and 2003, and since inception, the Company had no dilutive potential common shares.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2005, AND DECEMBER 31, 2004


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

Liquidity.

          As of June 30, 2005, we had total liabilities of $49,811 and we had a negative net worth of $49,811. As of December 31, 2004, we had total liabilities of $42,481 and a negative net worth of $42,481. This was an increase of $7,330 for the six months then ended.

          We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended June 30, 2005. We have a loss from inception through December 31, 2004 of $44,341 and a loss from inception through June 30, 2005 of $51,671. This was an increase of $7,330 for the six months then ended.

          We have officer's advances of $49,811 from inception to June 30, 2005. The officer's advances as of December 31, 2004 were $42,481.

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

Item 1 - Legal Proceedings .....................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ......................................None

Item 3 - Defaults by the Company on its
         Senior Securities .....................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...............................................None

ITEM 5 - OTHER INFORMATION

Board Meeting.

          Our board held five meetings during the period covered by this current report.

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


Dated:  July 8, 2005                SIERRA RESOURCE GROUP, INC.


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