Form 10KSB
period 2005-12-31
SIERRA RESOURCE GROUP INC
filed 2006-03-15
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2005


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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. / /


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

     Check if the registrant is an accelerated filer (as defined in Rule 12b2 of the Securities Exchange Act or 1934). Yes / / No /X/

     Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

     State the registrant's revenues for the December 31, 2005 fiscal year:
$-0-.

     The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

     As of December 31, 2005 and as of the date hereof, there were 1,860,000 shares of the registrant's common stock, $.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I



Item 1.   Description of Business                                             4

Item 2.   Description of Property                                            18

Item 3.   Legal Proceedings                                                  18

Item 4.   Submission of Matters to a Vote of Security Holders                18

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               18

Item 6.   Management's Discussion and Analysis or Plan of Operation          22

Item 7.   Financial Statements                                               25

Item 8.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           27

Item 8A.  Controls and Procedures                                            27

Item 8B.  Other Information


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  27

Item 10.  Executive Compensation                                             29

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          And Related Stockholder Matters                                    29

Item 12.  Certain Relationships and Related Transactions                     31

Item 13.  Exhibits                                                           32

Item 14.  Principal Accountant Fees and Services                             32

          Signature                                                          33

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


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

          (e)  Purchases of Equity Securities.

     We (and affiliated purchasers) have made no purchases or repurchases of any securities of the Company or any other issuer.

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

Liquidity.

     As of December 31, 2004, we had no assets and we had total liabilities of $42,481 and we had a negative net worth of $42,481. As of December 31, 2005, no assets and we had total liabilities of $50,896 and a negative net worth of $50,896. Our net worth and total liabilities each increased by $8,415.

     We have had no revenues from inception through December 31, 2005. We have a loss from inception through December 31, 2005 of $52,756. Our loss from inception through December 31, 2004 was $44,341 or an increase of $8,415.

     We have officer's advances of $50,896 from inception to December 31, 2005. The officer's advances as of December 31, 2004 were $42,481.

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

ITEM 7.   FINANCIAL STATEMENTS.


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2005
                                DECEMBER 31, 2004

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

   Statements of Operations                                                  F-3

   Statements of Stockholders' Deficit                                       F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                           F-6-9
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sierra Resource Group, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period December 21, 1992 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended and the period December 21, 1992 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC


February 9, 2006
Las Vegas, Nevada



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        December 31,     December 31,
                                                                2005             2004
                                                        ____________     ____________

                                     ASSETS

CURRENT ASSETS                                            $      0         $      0
                                                          ________         ________

            Total current assets                          $      0         $      0
                                                          ________         ________

                   Total assets                           $      0         $      0
                                                          ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                     $      0         $      0
     Officers advances                                      50,896           42,481
                                                          ________         ________

            Total current liabilities                     $ 50,896         $ 42,481
                                                          ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $0.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  1,860,000
        shares at December 31, 2005 and 2004              $  1,860            1,860
     Additional paid in capital                                  0                0
     Accumulated deficit during development stage          (52,756)         (44,341)
                                                          ________         ________

            Total stockholders' deficit                   $(50,896)        $(42,481)
                                                          ________         ________
                   Total liabilities and
                   stockholders' deficit                  $      0         $      0
                                                          ========         ========


                See Accompanying Notes to Financial Statements.




                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                          Dec. 21, 1992
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2005              2004                2005
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0
General, selling and
   administrative expenses                 8,415             2,840             52,756
                                      __________        __________         __________
           Operating loss             $   (8,415)       $   (2,840)        $  (52,756)

Nonoperating income (expense)                  0                 0                  0
                                      __________        __________         __________

   Net loss                           $   (8,415)       $   (2,840)        $  (52,756)
                                      ==========        ==========         ==========
   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)        $    (0.03)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding         1,860,000         1,860,000          1,860,000
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         1,860,000       $ 1,860        $     0          $      0        $  1,860
Net loss, December 31, 1992                                                              (1,860)         (1,860)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1992             1,860,000       $ 1,860        $     0          $      0        $      0
Net loss, December 31, 1993                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1993             1,860,000       $ 1,860        $     0          $ (1,860)       $      0
Net loss, December 31, 1994                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1994             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1995                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1995             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1996                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance, December 31, 1996             1,860,000       $ 1,860        $     0          $ (1,860)       $      0

Net loss, December 31, 1997                                                                   0               0
                                       _________       _______        _______          ________        ________

Balance December 31, 1997              1,860,000       $ 1,860        $     0          $ (1,860)       $      0

December 18, 1998, changed from
no par value to $0.001                                  (1,858)         1,858

December 18, 1998, forward stock
1000:1                                                   1,858         (1,858)

Net loss, December 31, 1998                                                                (450)           (450)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1998             1,860,000       $ 1,860        $     0          $ (2,320)       $   (450)

Net loss, December 31, 1999                                                             (22,668)        (22,668)
                                       _________       _______        _______          ________        ________

Balance, December 31, 1999             1,860,000       $ 1,860        $     0          $(24,978)       $(23,118)

Net loss, December 31, 2000                                                              (8,394)         (8,394)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2000             1,860,000       $ 1,860        $     0          $(33,372)       $(31,512)

Net loss, December 31, 2001                                                              (4,888)         (4,888)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2001             1,860,000       $ 1,860        $     0          $(38,260)       $(36,400)

Net loss, December 31, 2002                                                              (3,156)         (3,156)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2002             1,860,000       $ 1,860        $     0          $(41,416)       $(39,556)

Net loss, December 31, 2003                                                                 (85)            (85)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2003             1,860,000       $ 1,860        $     0          $(41,501)       $(39,641)

Net loss, December 31, 2004                                                              (2,840)         (2,840)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2004             1,860,000       $ 1,860        $     0          $(44,341)       $(42,481)
Net loss, December 31, 2005                                                              (8,415)         (8,415)
                                       _________       _______        _______          ________        ________

Balance, December 31, 2005             1,860,000       $ 1,860        $     0          $(52,756)       $(50,896)
                                       =========       ========       =======          ========        ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                          Dec. 21, 1992
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2005              2004                2005
                                     ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                          $   (8,415)       $   (2,840)        $  (52,756)
    Adjustments to reconcile net loss
    to cash used in operating
    activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts
    payable                                    0              (255)                 0
                                      __________        __________         __________

         Net cash used in
            operating activities      $   (8,415)       $   (3,095)        $  (52,756)
                                      __________        __________         __________

Cash Flows From
Investing Activities                  $        0        $        0         $        0
                                      __________        __________         __________

Cash Flows From
Financing Activities
    Issuance of common stock                   0                 0              1,860
    Increase in officer advances           8,415             3,095             50,896
                                      __________        __________         __________

         Net cash provided by
            financing activities      $    8,415        $    3,095         $   52,756
                                      __________        __________         __________

         Net increase (decrease)
            in cash                   $        0        $        0         $        0

Cash, beginning of period                      0                 0         $        0
                                      __________        __________         __________

Cash, end of period                   $        0        $        0         $        0
                                      ==========        ==========         ==========

SUPPLEMENTAL INFORMATION

Interest paid                         $        0        $        0         $        0
                                      ==========        ==========         ==========
Income taxes paid                     $        0        $        0         $        0
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

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

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


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

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2005, 2004, and since inception. As of December 31, 2005, 2004, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 is as follows:

                                                  2005            2004
                                             _________       _________

       Net operating loss carryforward       $  18,465       $  15,519
       Valuation allowance                     (18,465)        (15,519)
                                             _________       _________

       Net deferred tax asset                $       0       $       0
                                             =========       =========

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (CONTINUED)


A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                                       Since
                                              2005         2004      Inception
                                           _______      _______      _________
       Tax at statutory rate (35%)         $ 2,945      $   994      $ 18,465
       Increase in valuation allowance      (2,945)        (994)      (18,465)
                                           _______      _______      ________

       Net deferred tax asset              $     0      $     0      $      0
                                           =======      =======      ========

The net federal operating loss carry forward will expire between 2016 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

ITEM 8B.  OTHER INFORMATION.

     We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-KSB.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


     Name                          Ages                     Position

     Sandra J. Andre                52      President, Chief Executive Officer
     1150 South Tamarisk Drive              and Director
     Anaheim Hills, CA 92807

     Paul W. Andre                  62      Secretary, Treasurer, Chief
     32 Mayfair Drive                       Financial Officer and Director
     Rancho Mirage, CA 92270

     Suzette M. Encarnacion         39      Director
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

Board Meeting.

     Our board held three (3) meetings during the period covered by this annual report.

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

                  Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Sandra J. Andre                360,000       19.4%
                  1150 South Tamarisk Drive
                  Anaheim Hills, CA 92807

Common            Paul W. Andre                  750,000       40.3%
                  6767 Tropicana Avenue
                  Suite 207
                  Las Vegas, Nevada 89103

Common            Suzette M. Encarnacion         200,000       10.7%
                  608 Idaho AVenue, #3
                  Santa Monica, CA 90403

Common            All Officers and             1,310,000       70.4%
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


                  Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Sandra J. Andre                360,000       19.4%
                  1150 South Tamarisk Drive
                  Anaheim Hills, CA 92807

Common            Paul W. Andre                  750,000       40.3%
                  6767 Tropicana Avenue
                  Suite 207
                  Las Vegas, Nevada 89103

Common            Suzette M. Encarnacion         200,000       10.7%
                  608 Idaho AVenue, #3
                  Santa Monica, CA 90403

Common            All Officers and             1,310,000       70.4%
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

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2005 was $2,500 and was $2,500 for the fiscal year ended December 31, 2004.

Audit Relate Fees

     There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2004 and December 31, 2005.

All Other Fees

     There was no tax preparation fee billed for the fiscal year ended December 31, 2004 and December 31, 2005.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 15, 2006              Sierra Resource Group, Inc.



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


Date: March 15, 2006               Sierra Resource Group, Inc.



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