Form 10QSB
period 2006-03-31
SIERRA RESOURCE GROUP INC
filed 2006-04-28
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

         At March 31, 2006, and as of the date hereof, there were outstanding 1,860,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2006
                                DECEMBER 31, 2005

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

   Statements of Income                                                 F-2-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                             F-5-6

   Notes to Financial Statements                                   F-7 - F-10
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                          March 31,       December 31,
                                                               2006               2005
                                                         __________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $   1,907          $       0
     Officers advances (Note 6)                              50,896             50,896
                                                          _________          _________

            Total current liabilities                     $  52,803          $  50,896
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2005:            $                  $   1,860
        1,860,000 shares at March 31, 2006                    1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (54,663)           (52,756)
                                                          _________          _________

            Total stockholders' equity                    $ (52,803)         $ (50,896)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                         Three months ended                     Years ended
                                     ___________________________      _______________________________
                                      March 31,        March 31,      December 31,       December 31,
                                           2006             2005              2005               2004
                                     __________       __________      ____________     ______________

Revenues                             $        0       $        0      $          0       $          0

Cost of revenue                               0                0                 0                  0
                                     __________       __________      ____________       ____________
           Gross profit              $        0       $        0      $          0       $          0

General, selling and
   administrative expenses                1,907                0             8,415              2,840
                                     __________       __________      ____________       ____________
           Operating (loss)          $   (1,907)      $       (0)     $     (8,415)      $     (2,840)

Nonoperating income (expense)                 0                0                 0                  0
                                     __________       __________      ____________       ____________
   Net (loss)                        $   (1,907)      $       (0)     $     (8,415)      $     (2,840)
                                     ==========       ==========      ============       ============
   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)
                                     ==========       ==========      ============       ============
   Average number of shares
   of common stock outstanding        1,860,000        1,860,000         1,860,000          1,860,000
                                     ==========       ==========      ============       ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                    Years Ended                  Dec 21, 1992
                                          December 31,       December 31,       (inception) to
                                                  2005               2004       March 31, 2006
                                          ____________     ______________       ______________

Revenues                                  $          0       $          0         $        0

Cost of revenue                                      0                  0                  0
                                          ____________       ____________         __________
           Gross profit                   $          0       $          0         $        0

General, selling and
   administrative expenses                       8,415              2,840             54,663
                                          ____________       ____________         __________
           Operating (loss)               $     (8,415)      $     (2,840)        $  (54,663)

Nonoperating income (expense)                        0                  0                  0
                                          ____________       ____________         __________
   Net (loss)                             $     (8,415)      $     (2,840)        $  (54,663)
                                          ============       ============         ==========
   Net (loss) per share, basic
   and diluted (Note 2)                   $      (0.00)      $      (0.00)        $    (0.03)
                                          ============       ============         ==========
   Average number of shares
   of common stock outstanding               1,860,000          1,860,000          1,860,000
                                          ============       ============         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                         (Deficit)
                                               Common Stock             Additional        During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital           Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,310)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,156)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss), December 31, 2003                                                                   (85)
                                          _________       _______        _______          _________
Balance, December 31, 2003                1,860,000       $ 1,860        $     0          $ (41,501)

Net (loss) December 31, 2004                                                                 (2,840)
                                          _________       _______        _______          _________
Balance, December 31, 2004                1,860,000       $ 1,860        $     0          $ (44,341)

Net (loss) December 31, 2005                                                                 (8,415)
                                          _________       _______        _______          _________
Balance, December 31, 2005                1,860,000       $ 1,860        $     0          $ (52,756)

Net (loss) December 31, 2005 to
March 31, 2006                                                                               (1,907)
                                          _________       _______        _______          _________
Balance, March 31, 2006                   1,860,000       $ 1,860        $     0          $ (54,663)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Three months ended                    Years ended
                                       ________________________       _______________________________
                                       March 31,      March 31,       December 31,       December 31,
                                            2006           2005               2005               2004
                                       _________      _________       ____________       ____________

Cash Flows From
Operating Activities
    Net (loss)                          $ (1,907)     $      (0)       $ (8,415)          $ (2,840)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable           1,907              0               0               (255)
                                        ________       ________        ________           ________
         Net cash (used in)
            operating activities        $     (0)      $     (0)       $ (8,415)          $ (3,095)
                                        ________       ________        ________           ________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0
                                        ________       ________        ________           ________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0
    Increase in officer advances               0              0           8,415              3,095
                                        ________       ________        ________           ________
         Net cash (used in)
            financing activities        $      0       $      0        $  8,415           $  3,095
                                        ________       ________        ________           ________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0

Cash, beginning of period                      0              0               0                  0
                                        ________       ________        ________           ________
Cash, end of period                     $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

SUPPLEMENTAL INFORMATION

Interest Paid                           $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

Income Taxes paid                       $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Years Ended                  Dec. 21, 1992
                                        _______________________________       (inception) to
                                        December 31,       December 31,            March 31,
                                                2005               2004                 2006
                                        ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                           $ (8,415)          $ (2,840)           $ (54,663)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable                0               (255)               1,907
                                         ________           ________            _________
         Net cash (used in)
            operating activities         $ (8,415)          $ (3,095)           $ (52,756)
                                         ________           ________            _________
Cash Flows From
Investing Activities                     $      0           $      0            $       0
                                         ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                    0                  0                1,860
    Increase in officer advances            8,415              3,095               50,896
                                         ________           ________            _________
         Net cash (used in)
            financing activities         $  8,415           $  3,095            $  52,756
                                         ________           ________            _________

         Net increase (decrease)
            in cash                      $      0           $      0            $       0

Cash, beginning of period                       0                  0                    0
                                         ________           ________            _________
Cash, end of period                      $      0           $      0            $       0
                                         ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2006, AND DECEMBER 31, 2005


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2006 and 2005, and December 31, 2005 and 2004.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2006, AND DECEMBER 31, 2005


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2006, AND DECEMBER 31, 2005


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2006, 2005, 2004, and since inception. As of March 31, 2006 and 2005, December 31, 2005 and 2004, and since inception, the Company had no dilutive potential common shares.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2006, AND DECEMBER 31, 2005


NOTE 3.  INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 is as follows:

                                                 2005            2004
                                               ________        ________

         Net operating loss carryforward       $ 18,465        $ 15,519

         Valuation allowance                    (18,465)        (15,519)
                                               ________        ________

         Net deferred tax asset                $      0        $      0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                         Since
                                                2005          2004     Inception
                                              _______       _______    _________

         Tax at statutory rate (35%)          $ 2,945       $   994    $ 18,465

         Valuation allowance                   (2,945)         (994)    (18,465)
                                              _______       _______    ________

         Net deferred tax asset               $     0       $     0    $      0

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

Liquidity.

          As of March 31, 2006, we had total liabilities of $xx,xxx and we had a negative net worth of $52,803. As of December 31, 2005, we had total liabilities of $50,896 and a negative net worth of $50,896.

          We have had no revenues from inception through December 31, 2005 and we had no revenues for the period ended March 31, 2006. We have a loss from inception through December 31, 2005 of $52,756 and a loss from inception through March 31, 2006 of $54,663.

          We have officer's advances of $50,896 from inception to March 31, 2006. The officer's advances as of December 31, 2005 were $50,896.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Certification of Chief Executive Officer.

          31.2 Certification of Chief Financial Officer.

          32.1 Section 1350 Certification - Chief Executive Officer.

          32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 27, 2006              SIERRA RESOURCE GROUP, INC.


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