Form 10QSB/A
period 2006-03-31
SIERRA RESOURCE GROUP INC
filed 2006-05-04
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                  Amendment #1


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes /X/ No / /

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

Liquidity.

          As of March 31, 2006, we had total liabilities of $52,803 and we had a negative net worth of $52,803. As of December 31, 2005, we had total liabilities of $50,896 and a negative net worth of $50,896.

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


Dated:  May 4, 2006                 SIERRA RESOURCE GROUP, INC.


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