Form 10QSB
period 2006-06-30
SIERRA RESOURCE GROUP INC
filed 2006-08-11
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

         At June 30, 2006, there were 1,860,000 shares of the Registrant's Common Stock, $.001 par value outstanding. As of the date hereof, there were 12,090,000 shares of the Registrant's Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2006
                                DECEMBER 31, 2005

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


                                                           June 30,       December 31,
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
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        1,860,000 shares at December 31, 2005:            $                  $   1,860
        1,860,000 shares at June 30, 2006 (Note 7)            1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (54,663)           (52,756)
                                                          _________          _________

            Total stockholders' equity                    $ (52,803)         $ (50,896)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                          Six months ended                     Years ended
                                     ___________________________      _______________________________
                                       June 30,         June 30,      December 31,       December 31,
                                           2006             2005              2005               2004
                                     __________       __________      ____________     ______________

Revenues                             $        0       $        0      $          0       $          0

Cost of revenue                               0                0                 0                  0
                                     __________       __________      ____________       ____________
           Gross profit              $        0       $        0      $          0       $          0

General, selling and
   administrative expenses                1,907            7,330             8,415              2,840
                                     __________       __________      ____________       ____________
           Operating (loss)          $   (1,907)      $   (7,330)     $     (8,415)      $     (2,840)

Nonoperating income (expense)                 0                0                 0                  0
                                     __________       __________      ____________       ____________
   Net (loss)                        $   (1,907)      $   (7,330)     $     (8,415)      $     (2,840)
                                     ==========       ==========      ============       ============
   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)
                                     ==========       ==========      ============       ============
   Average number of shares
   of common stock outstanding        1,860,000        1,860,000         1,860,000          1,860,000
                                     ==========       ==========      ============       ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                    Years Ended                  Dec 21, 1992
                                          December 31,       December 31,       (inception) to
                                                  2005               2004        June 30, 2006
                                          ____________     ______________       ______________

Revenues                                  $          0       $          0         $        0

Cost of revenue                                      0                  0                  0
                                          ____________       ____________         __________
           Gross profit                   $          0       $          0         $        0

General, selling and
   administrative expenses                       8,415              2,840             54,663
                                          ____________       ____________         __________
           Operating (loss)               $     (8,415)      $     (2,840)        $  (54,663)

Nonoperating income (expense)                        0                  0                  0
                                          ____________       ____________         __________
   Net (loss)                             $     (8,415)      $     (2,840)        $  (54,663)
                                          ============       ============         ==========
   Net (loss) per share, basic
   and diluted (Note 2)                   $      (0.00)      $      (0.00)        $    (0.03)
                                          ============       ============         ==========
   Average number of shares
   of common stock outstanding               1,860,000          1,860,000          1,860,000
                                          ============       ============         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                         (Deficit)
                                               Common Stock             Additional        During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital           Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1000:1                                                   1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,310)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,156)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss), December 31, 2003                                                                   (85)
                                          _________       _______        _______          _________
Balance, December 31, 2003                1,860,000       $ 1,860        $     0          $ (41,501)

Net (loss) December 31, 2004                                                                 (2,840)
                                          _________       _______        _______          _________
Balance, December 31, 2004                1,860,000       $ 1,860        $     0          $ (44,341)

Net (loss) December 31, 2005                                                                 (8,415)
                                          _________       _______        _______          _________
Balance, December 31, 2005                1,860,000       $ 1,860        $     0          $ (52,756)

Net (loss) December 31, 2005 to
June 30, 2006                                                                                (1,907)
                                          _________       _______        _______          _________
Balance, June 30, 2006                    1,860,000       $ 1,860        $     0          $ (54,663)
                                          =========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                           Six months ended                     Years ended
                                       ________________________       _______________________________
                                        June 30,       June 30,       December 31,       December 31,
                                            2006           2005               2005               2004
                                       _________      _________       ____________       ____________

Cash Flows From
Operating Activities
    Net (loss)                          $ (1,907)     $  (7,330)       $ (8,415)          $ (2,840)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable           1,907              0               0               (255)
                                        ________       ________        ________           ________
         Net cash (used in)
            operating activities        $     (0)      $ (7,330)       $ (8,415)          $ (3,095)
                                        ________       ________        ________           ________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0
                                        ________       ________        ________           ________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0
    Increase in officer advances               0          7,330           8,415              3,095
                                        ________       ________        ________           ________
         Net cash (used in)
            financing activities        $      0       $  7,330        $  8,415           $  3,095
                                        ________       ________        ________           ________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0

Cash, beginning of period                      0              0               0                  0
                                        ________       ________        ________           ________
Cash, end of period                     $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

SUPPLEMENTAL INFORMATION

Interest Paid                           $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

Income Taxes paid                       $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Years Ended                  Dec. 21, 1992
                                        _______________________________       (inception) to
                                        December 31,       December 31,             June 30,
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
                                         ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2006, AND DECEMBER 31, 2005


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2006 and 2005, and December 31, 2005 and 2004.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2006, AND DECEMBER 31, 2005


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2006, AND DECEMBER 31, 2005


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2006, 2005, 2004, and since inception. As of June 30, 2006 and 2005, December 31, 2005 and 2004, and since inception, the Company had no dilutive potential common shares.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2006, AND DECEMBER 31, 2005


NOTE 3.  INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 is as follows:

                                                 2005            2004
                                               ________        ________

         Net operating loss carryforward       $ 18,465        $ 15,519

         Valuation allowance                    (18,465)        (15,519)
                                               ________        ________

         Net deferred tax asset                $      0        $      0
                                               ========        ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                         Since
                                                2005          2004     Inception
                                              _______       _______    _________

         Tax at statutory rate (35%)          $ 2,945       $   994    $ 18,465

         Valuation allowance                   (2,945)         (994)    (18,465)
                                              _______       _______    ________

         Net deferred tax asset               $     0       $     0    $      0
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


NOTE 7.  SUBSEQUENT EVENT

The Company, on July 14, 2006, declared a 5.5 "forward split" dividend to shareholders of record on July 28, 2006. The effect is that there will be 6.5 shares held, the original one and 5.5 added shares.

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

Liquidity.

          As of June 30, 2006, we had total liabilities of $52,803 and we had a negative net worth of $52,803. As of December 31, 2005, we had total liabilities of $50,896 and a negative net worth of $50,896.

          We have had no revenues from inception through December 31, 2005 and we had no revenues for the period ended June 30, 2006. We have a loss from inception through December 31, 2005 of $52,756 and a loss from inception through June 30, 2006 of $54,663.

          We have officer's advances of $50,896 from inception to June 30, 2006. The officer's advances as of December 31, 2005 were $50,896.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .....................................None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES
         AND USE OF PROCEEDS ...................................None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES .......................None

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY
         HOLDERS ...............................................None

Board Meeting.

          Our board held three meetings during the period covered by this current report.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          There was one report on Form 8-K filed during the quarter for which this report is filed. We filed a Form 8-K on July 17, 2006 to report our stock dividend.

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


Dated:  August 11, 2006             SIERRA RESOURCE GROUP, INC.


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