Form 10QSB
period 2006-09-30
SIERRA RESOURCE GROUP INC
filed 2006-11-07
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

    At September 30, 2006, there were 12,090,000 shares of the Registrant's Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2006
                                DECEMBER 31, 2005

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








_____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Income                                                 F-2-3

   Statements of Stockholders' Equity                                     F-4

   Statements of Cash Flows                                             F-5-6

   Notes to Financial Statements                                   F-7 - F-11
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                      September 30,       December 31,
                                                               2006               2005
                                                      _____________       ____________
                                     ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                     $   1,907          $       0
     Officers advances                                       51,571             50,896
                                                          _________          _________

            Total current liabilities                     $  53,478          $  50,896
                                                          _________          _________



STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        12,090,000 shares at December 31, 2005:            $                  $   1,860
        12,090,000 shares at September 30, 2006:              1,860
     Additional Paid In Capital                                   0                  0
     Accumulated deficit during development stage           (55,338)           (52,756)
                                                          _________          _________

            Total stockholders' equity                    $ (53,478)         $ (50,896)
                                                          _________          _________

                   Total liabilities and
                   stockholders' equity                   $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                          Nine months ended                     Years ended
                                     ___________________________      _______________________________
                                       June 30,         June 30,      December 31,       December 31,
                                           2006             2005              2005               2004
                                     __________       __________      ____________     ______________

Revenues                             $        0       $        0      $          0       $          0

Cost of revenue                               0                0                 0                  0
                                     __________       __________      ____________       ____________
           Gross profit              $        0       $        0      $          0       $          0

General, selling and
   administrative expenses                2,582            7,810             8,415              2,840
                                     __________       __________      ____________       ____________
           Operating (loss)          $   (2,582)      $   (7,810)     $     (8,415)      $     (2,840)

Nonoperating income (expense)                 0                0                 0                  0
                                     __________       __________      ____________       ____________
   Net (loss)                        $   (2,582)      $   (7,810)     $     (8,415)      $     (2,840)
                                     ==========       ==========      ============       ============
   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)      $    (0.00)     $      (0.00)      $      (0.00)
                                     ==========       ==========      ============       ============
   Average number of shares
   of common stock outstanding       12,090,000       12,090,000        12,090,000         12,090,000
                                     ==========       ==========      ============       ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                 Dec 21, 1992
                                                    Years Ended                (inception) to
                                          December 31,       December 31,       September 30,
                                                  2005               2004                2006
                                          ____________     ______________       ______________

Revenues                                  $          0       $          0         $        0

Cost of revenue                                      0                  0                  0
                                          ____________       ____________         __________
           Gross profit                   $          0       $          0         $        0

General, selling and
   administrative expenses                       8,415              2,840             55,338
                                          ____________       ____________         __________
           Operating (loss)               $     (8,415)      $     (2,840)        $  (55,338)

Nonoperating income (expense)                        0                  0                  0
                                          ____________       ____________         __________
   Net (loss)                             $     (8,415)      $     (2,840)        $  (55,338)
                                          ============       ============         ==========
   Net (loss) per share, basic
   and diluted (Note 2)                   $      (0.00)      $      (0.00)        $    (0.00)
                                          ============       ============         ==========
   Average number of shares
   of common stock outstanding              12,090,000         12,090,000         12,090,000
                                          ============       ============         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                                                                         (Deficit)
                                               Common Stock             Additional        During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital           Stage
                                          _________       _______       __________      ____________

Balance, December 21, 1992, issue
   common stock                           1,860,000       $ 1,860        $     0          $       0

Net (loss), December 31, 1992                                                                (1,860)
                                          _________       _______        _______          _________
Balance, December 31, 1992                1,860,000       $ 1,860        $     0          $       0
Net (loss), December 31, 1993                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1993                1,860,000       $ 1,860        $     0          $  (1,860)
Net (loss), December 31, 1994                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1994                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss) December 31, 1995                                                                      0
                                          _________       _______        _______          _________
Balance, December 31, 1995                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1996                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1996                1,860,000       $ 1,860        $     0          $  (1,860)

Net (loss), December 31, 1997                                                                     0
                                          _________       _______        _______          _________
Balance, December 31, 1997                1,860,000       $ 1,860        $     0          $  (1,860)

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1000:1                                                   1,858         (1,858)

Net (loss), December 31, 1998                                                                  (450)
                                          _________       _______        _______          _________
Balance, December 31, 1998                1,860,000       $ 1,860        $     0          $  (2,310)

Net (loss), December 31, 1999                                                               (22,668)
                                          _________       _______        _______          _________
Balance, December 31, 1999                1,860,000       $ 1,860        $     0          $ (24,978)

Net (loss), December 31, 2000                                                                (8,394)
                                          _________       _______        _______          _________
Balance, December 31, 2000                1,860,000       $ 1,860        $     0          $ (33,372)

Net (loss), December 31, 2001                                                                (4,888)
                                          _________       _______        _______          _________
Balance, December 31, 2001                1,860,000       $ 1,860        $     0          $ (38,260)

Net (loss), December 31, 2002                                                                (3,156)
                                          _________       _______        _______          _________
Balance, December 31, 2002                1,860,000       $ 1,860        $     0          $ (41,416)

Net (loss), December 31, 2003                                                                   (85)
                                          _________       _______        _______          _________
Balance, December 31, 2003                1,860,000       $ 1,860        $     0          $ (41,501)

Net (loss) December 31, 2004                                                                 (2,840)
                                          _________       _______        _______          _________
Balance, December 31, 2004                1,860,000       $ 1,860        $     0          $ (44,341)

Net (loss) December 31, 2005                                                                 (8,415)
                                          _________       _______        _______          _________
Balance, December 31, 2005                1,860,000       $ 1,860        $     0          $ (52,756)

Net (loss) December 31, 2005 to
September 30, 2006                                                                           (2,582)
                                         __________       _______        _______          _________
Balance, September 30, 2006              12,090,000       $ 1,860        $     0          $ (55,338)
                                         ==========       =======        =======          =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                          Nine months ended                     Years ended
                                       ________________________       _______________________________
                                   September 30,  September 30,       December 31,       December 31,
                                            2006           2005               2005               2004
                                   _____________  _____________       ____________       ____________

Cash Flows From
Operating Activities
    Net (loss)                          $ (2,582)     $  (7,810)       $ (8,415)          $ (2,840)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable           1,907              0               0               (255)
                                        ________       ________        ________           ________
         Net cash (used in)
            operating activities        $   (675)      $ (7,810)       $ (8,415)          $ (3,095)
                                        ________       ________        ________           ________
Cash Flows From
Investing Activities                    $      0       $      0        $      0           $      0
                                        ________       ________        ________           ________

Cash Flows From
Financing Activities
    Issuance of common stock                   0              0               0                  0
    Increase in officer advances             675          7,810           8,415              3,095
                                        ________       ________        ________           ________
         Net cash (used in)
            financing activities        $    675       $  7,810        $  8,415           $  3,095
                                        ________       ________        ________           ________

         Net increase (decrease)
            in cash                     $      0       $      0        $      0           $      0

Cash, beginning of period                      0              0               0                  0
                                        ________       ________        ________           ________
Cash, end of period                     $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

SUPPLEMENTAL INFORMATION

Interest Paid                           $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========

Income Taxes paid                       $      0       $      0        $      0           $      0
                                        ========       ========        ========           ========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Years Ended                  Dec. 21, 1992
                                        _______________________________       (inception) to
                                        December 31,       December 31,        September 30,
                                                2005               2004                 2006
                                        ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                           $ (8,415)          $ (2,840)           $ (55,338)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets
    and liabilities
    Increase in accounts payable                0               (255)               1,907
                                         ________           ________            _________
         Net cash (used in)
            operating activities         $ (8,415)          $ (3,095)           $ (53,431)
                                         ________           ________            _________
Cash Flows From
Investing Activities                     $      0           $      0            $       0
                                         ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                    0                  0                1,860
    Increase in officer advances            8,415              3,095               51,571
                                         ________           ________            _________
         Net cash (used in)
            financing activities         $  8,415           $  3,095            $  53,431
                                         ________           ________            _________

         Net increase (decrease)
            in cash                      $      0           $      0            $       0

Cash, beginning of period                       0                  0                    0
                                         ________           ________            _________
Cash, end of period                      $      0           $      0            $       0
                                         ========           ========            =========



                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006, AND DECEMBER 31, 2005


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2006 and 2005, and December 31, 2005 and 2004.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006, AND DECEMBER 31, 2005


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006, AND DECEMBER 31, 2005


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

On July 14, 2006, the Company's shareholders declared a 5.5 "forward split" common stock dividend to shareholders of record on July 28, 2006. The number of common stock shares outstanding increased from 1,860,000 to 12,090,000. Prior period information has been restated to reflect the stock dividend.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 during 2006, 2005, 2004, and since inception. As of September 30, 2006 and 2005, December 31, 2005 and 2004, and since inception, the Company had no dilutive potential common shares.

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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006, AND DECEMBER 31, 2005


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

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2006, AND DECEMBER 31, 2005


NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs in connection with its business purpose and to comply with the federal securities laws. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of September 30, 2006 and December 31, 2005, the company owed officers $51,571 and $50,896 respectively.

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

          In addition, since we had a specific business plan and purpose at the time that our shareholders acquired our stock, we were not deemed to be a so-called "blind pool" company, a company that has a detailed plan of business that involves the acquisition of unidentified properties in a specific industry.

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

Liquidity.

          As of September 30, 2006, we had total liabilities of $53,478 and we had a negative net worth of $53,478. As of December 31, 2005, we had total liabilities of $50,896 and a negative net worth of $50,896.

          We have had no revenues from inception through December 31, 2005 and we had no revenues for the period ended September 30, 2006. We have a loss from inception through December 31, 2005 of $52,756 and a loss from inception through September 30, 2006 of $55,338.

          We have officer's advances of $51,571 from inception to September 30, 2006. The officer's advances as of December 31, 2005 were $50,896.

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


Dated:  November 7, 2006            SIERRA RESOURCE GROUP, INC.


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