Form 10KSB
period 2006-12-31
SIERRA RESOURCE GROUP INC
filed 2007-03-12
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2006


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

     State the registrant's revenues for the December 31, 2006 fiscal year:
$-0-.

     The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

     As of December 31, 2006 and as of the date hereof, there were 12,090,000 shares of the registrant's common stock, $.001 par value, outstanding.

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

     We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

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

     (b)  Holders.


     There are thirty five (35) holders of the Company's Common Stock. On December 24, 1992, we issued 12,090,000, (as adjusted for a prior forward stock splits and/or dividends) of our Common Stock, for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

          (c)  Dividends.

     On July 14, 2006, we declared a 5.5 for 1 stock dividend to our stockholder of record as of July 28, 2006. the 1,860,000 shares of stock then outstanding became 12,090,000 shares. No fractional shares ere issued and the dividend shares were delivered to our stockholders entitled thereto on August 1, 2006. We do not intend to declare or pay any further stock dividends or cash dividends in the immediate future.

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

Liquidity.

     As of December 31, 2005, we had no assets and we had total liabilities of $50,896 and we had a negative net worth of $50,896. As of December 31, 2006, no assets and we had total liabilities of $55,283 and a negative net worth of $55,283. Our net worth and total liabilities each increased by $4,387.

     We have had no revenues from inception through December 31, 2006. We have a loss from inception through December 31, 2006 of $57,143. Our loss from inception through December 31, 2005 was $52,756 or an increase of $4,387.

     We have officer's advances of $50,896 from inception to December 31, 2005. The officer's advances as of December 31, 2006 were $55,283.

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

ITEM 7.   FINANCIAL STATEMENTS.


                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORTS

                                December 31, 2006
                                December 31, 2005

                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Operations                                                  F-3

   Statements of Stockholders' Deficit                                       F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-11
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sierra Resource Group, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period December 21, 1992 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended and the period December 21, 1992 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


January 26, 2007
Las Vegas, Nevada



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        December 31,     December 31,
                                                                2006             2005
                                                        ____________     ____________

                                     ASSETS

CURRENT ASSETS                                            $      0         $      0
                                                          ________         ________

            Total current assets                          $      0         $      0
                                                          ________         ________

                   Total assets                           $      0         $      0
                                                          ========         ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                     $    456         $      0
     Officers advances                                      54,827           50,896
                                                          ________         ________

            Total current liabilities                     $ 55,283         $ 50,896
                                                          ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $0.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at December 31, 2006 and 2005              $ 12,090           12,090
     Additional paid in capital                            (10,230)         (10,230)
     Accumulated deficit during development stage          (57,143)         (52,756)
                                                          ________         ________

            Total stockholders' deficit                   $(55,283)        $(50,896)
                                                          ________         ________
                   Total liabilities and
                   stockholders' deficit                  $      0         $      0
                                                          ========         ========


                See Accompanying Notes to Financial Statements.




                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                          Dec. 21, 1992
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2006              2005                2006
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0
General, selling and
   administrative expenses                 4,387             8,415             57,143
                                      __________        __________         __________
           Operating loss             $   (4,387)       $   (8,415)        $  (57,143)

Nonoperating income (expense)                  0                 0                  0
                                      __________        __________         __________

   Net loss                           $   (4,387)       $   (8,415)        $  (57,143)
                                      ==========        ==========         ==========
   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)        $    (0.03)
                                      ==========        ==========         ==========

   Average number of shares
   of common stock outstanding        12,090,000        12,090,000         12,090,000
                                      ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)        $      0        $  1,860
Net loss, December 31, 1992                                                               (1,860)         (1,860)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1992             12,090,000       $12,090        $(10,230)        $      0        $      0
Net loss, December 31, 1993                                                                    0               0
                                       _________       _______         ________         ________        ________

Balance, December 31, 1993             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0
Net loss, December 31, 1994                                                                    0               0
                                       _________       _______         ________         ________        ________

Balance, December 31, 1994             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1995                                                                    0               0
                                       _________       _______         ________         ________        ________

Balance, December 31, 1995             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1996                                                                    0               0
                                       _________       _______         ________         ________        ________

Balance, December 31, 1996             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1997                                                                    0               0
                                       _________       _______         ________         ________        ________

Balance December 31, 1997              12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

December 18, 1998, changed from
no par value to $0.001                                   (1,858)         1,858

December 18, 1998, forward stock
1000:1                                                    1,858         (1,858)

Net loss, December 31, 1998                                                                 (450)           (450)
                                       _________       _______         ________         ________        ________

Balance, December 31, 1998             12,090,000       $12,090        $(10,230)        $ (2,320)       $   (450)

Net loss, December 31, 1999                                                              (22,668)        (22,668)
                                       _________       _______         ________         ________        ________

Balance, December 31, 1999             12,090,000       $12,090        $(10,230)        $(24,978)       $(23,118)

Net loss, December 31, 2000                                                               (8,394)         (8,394)
                                       _________       _______         ________         ________        ________

Balance, December 31, 2000             12,090,000       $12,090        $(10,230)        $(33,372)       $(31,512)

Net loss, December 31, 2001                                                               (4,888)         (4,888)
                                       _________       _______         ________         ________        ________

Balance, December 31, 2001             12,090,000       $12,090        $(10,230)        $(38,260)       $(36,400)

Net loss, December 31, 2002                                                               (3,156)         (3,156)
                                       _________       _______         ________         ________        ________

Balance, December 31, 2002             12,090,000       $12,090        $(10,230)        $(41,416)       $(39,556)

Net loss, December 31, 2003                                                                  (85)            (85)
                                       _________       _______         ________         ________        ________

Balance, December 31, 2003             12,090,000       $12,090        $(10,230)        $(41,501)       $(39,641)

Net loss, December 31, 2004                                                               (2,840)         (2,840)
                                       _________       _______         ________         ________        ________

Balance, December 31, 2004             12,090,000       $12,090        $(10,230)        $(44,341)       $(42,481)
Net loss, December 31, 2005                                                               (8,415)         (8,415)
                                       _________       _______         ________         ________        ________

Balance, December 31, 2005             12,090,000       $12,090        $(10,230)        $(52,756)       $(50,896)
July 14, 2006, forward stock
  dividend: 5.5:1
Net loss, December 31, 2006                                                              ( 4,387)        ( 4,387)
                                       _________       _______         ________         ________        ________
Balance, December 31, 2006             12,090,000       $12,090        $(10,230)         $(57,143)      $(55,283)
                                       =========       ========        ========         ========        ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                          Dec. 21, 1992
                                              Years Ended                (inception) to
                                     December 31,      December 31,        December 31,
                                             2006              2005                2006
                                     ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                          $   (4,387)       $   (8,415)        $  (57,143)
    Adjustments to reconcile net loss
    to cash used in operating
    activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts
    payable                                  456                 0                456
                                      __________        __________         __________

         Net cash used in
            operating activities      $   (3,931)       $   (8,415)        $  (56,687)
                                      __________        __________         __________

Cash Flows From
Investing Activities                  $        0        $        0         $        0
                                      __________        __________         __________

Cash Flows From
Financing Activities
    Issuance of common stock                   0                 0              1,860
    Increase in officer advances           3,931             8,415             54,827
                                      __________        __________         __________

         Net cash provided by
            financing activities      $    3,931        $    8,415         $   56,687
                                      __________        __________         __________

         Net increase (decrease)
            in cash                   $        0        $        0         $        0

Cash, beginning of period                      0                 0         $        0
                                      __________        __________         __________

Cash, end of period                   $        0        $        0         $        0
                                      ==========        ==========         ==========

SUPPLEMENTAL INFORMATION

Interest paid                         $        0        $        0         $        0
                                      ==========        ==========         ==========
Income taxes paid                     $        0        $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006 and 2005.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does have cash, but not material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

         SFAS 123R permits public companies to choose between the following two adoption methods:

         1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

         2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As we do not currently have share based payments, we expect no impact to the financial statements due to the adoption of SFAS 123R.


In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis
(excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect that the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, "Implementation Guidance for FASB 123 (R)." The staff believes the guidance in the SAB will assist issuers in their initial implementation of Statement 123R and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. This SAB includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financials instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  September  2006,  the SEC Staff issued  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met:
(a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

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

On July 14, 2006, the Company declared a 5.5 share dividend for each on share of the issued and outstanding shares. The record date was July 28, 2006; payable July 31, 2006. The number of common stock shares outstanding increased from 1,860,000 to 12,090,000. Prior period information has been restated to reflect the stock dividend.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 during 2006, 2005, and since inception. As of December 31, 2006, 2005, and since inception, the Company had no dilutive potential common shares.

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

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4.  INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2006 and 2005 are as follows:

                                                     2006              2005
                                            -------------     -------------
     Net operating loss carryforward        $      19,429     $      17,937
     Valuation allowance                          (19,429)          (17,937)
                                            --------------    --------------

     Net deferred tax asset                 $           0     $           0
                                            =============     =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                         2005              2004    SINCE INCEPTION
                                                -------------     -------------    ---------------
    Tax at statutory rate (34%)                 $       1,492             2,861    $      19,429
    Increase in valuation allowance                    (1,492)           (2,861)         (19,429)
                                                --------------    --------------   --------------

    Net deferred tax asset                      $           0     $           0    $           0
                                                =============     =============    =============


The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


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

Board Meeting.

     Our board held four (4) meetings during the period covered by this annual report.

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

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2006 was $2,000 and was $2,000 for the fiscal year ended December 31, 2005.

Audit Relate Fees

     There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2005 and December 31, 2006.

All Other Fees

     There was no tax preparation fee billed for the fiscal year ended December 31, 2005 and there was billed $150 for the fiscal year ended December 31, 2006.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 12, 2007              Sierra Resource Group, Inc.



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


Date: March 12, 2007               Sierra Resource Group, Inc.



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