Form 10QSB
period 2007-06-30
SIERRA RESOURCE GROUP INC
filed 2007-07-20
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

         At June 30, 2007, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                  JUNE 30, 2007
                                DECEMBER 31, 2006

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








_____________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                         F-1

   Statements of Operations                                               F-2

   Statements of Stockholders' Deficit                                    F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                   F-5 - F-10
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                           June 30,       December 31,
                                                               2007               2006
                                                         __________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                     $       0          $     456
     Officers advances                                       57,527             54,827
                                                          _________          _________

            Total current liabilities                     $  57,527          $  55,283
                                                          _________          _________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        12,090,000 shares at June 30, 2007
        and December 31, 2006                             $  12,090          $  12,090
     Additional paid-in capital                             (10,230)           (10,230)
     Accumulated deficit during development stage           (59,387)           (57,143)
                                                          _________          _________

            Total stockholders' deficit                   $ (57,527)         $ (55,283)
                                                          _________          _________

                   Total liabilities and
                   stockholders' deficit                  $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                      Six Months Ended         Year Ended        Dec. 21, 1992
                                              June 30,       December 31,       (inception) to
                                                  2007               2006        June 30, 2007
                                      ________________     ______________       ______________

Revenues                                  $          0       $          0         $        0

Cost of revenue                                      0                  0                  0
                                          ____________       ____________         __________
           Gross profit                   $          0       $          0         $        0

General, selling and
   administrative expenses                       2,244              4,387             59,387
                                          ____________       ____________         __________
           Operating loss                 $     (2,244)      $     (4,387)        $  (59,387)

Nonoperating income (expense)                        0                  0                  0
                                          ____________       ____________         __________
   Net loss                               $     (2,244)      $     (4,387)        $  (59,387)
                                          ============       ============         ==========
   Net loss per share, basic
   and diluted                            $      (0.00)      $      (0.00)        $    (0.00)
                                          ============       ============         ==========
   Average number of shares
   of common stock outstanding              12,090,000         12,090,000         12,090,000
                                          ============       ============         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                        Accumulated
                                                                                          Deficit
                                               Common Stock             Additional        During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital           Stage             Total
                                         __________       _______       __________      ____________       _________

Balance, December 21, 1992, issue
   common stock                          12,090,000       $12,090       $(10,230)         $       0        $   1,860
Net loss, December 31, 1992                                                                  (1,860)          (1,860)
                                         __________       _______       ________          _________        _________
Balance, December 31, 1992               12,090,000       $12,090       $(10,230)         $       0        $       0
Net loss, December 31, 1993                                                                       0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1993               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0
Net loss, December 31, 1994                                                                       0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1994               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0
Net loss December 31, 1995                                                                        0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1995               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0
Net loss, December 31, 1996                                                                       0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1996               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0
Net loss, December 31, 1997                                                                       0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1997               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net loss, December 31, 1998                                                                    (450)            (450)
                                         __________       _______       ________          _________        _________
Balance, December 31, 1998               12,090,000       $12,090       $(10,230)         $  (2,320)       $    (450)
Net loss, December 31, 1999                                                                 (22,668)         (22,668)
                                         __________       _______       ________          _________        _________
Balance, December 31, 1999               12,090,000       $ 1,860       $(10,230)         $ (24,978)       $ (23,118)
Net loss, December 31, 2000                                                                  (8,394)          (8,394)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2000               12,090,000       $12,090       $(10,230)         $ (33,372)       $ (31,512)
Net loss, December 31, 2001                                                                  (4,888)          (4,888)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2001               12,090,000       $12,090       $(10,230)         $ (38,260)       $ (36,400)
Net loss, December 31, 2002                                                                  (3,156)          (3,156)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2002               12,090,000       $12,090       $(10,230)         $ (41,416)       $ (39,556)
Net loss, December 31, 2003                                                                     (85)             (85)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2003               12,090,000       $12,090       $(10,230)         $ (41,501)       $ (39,641)
Net loss December 31, 2004                                                                   (2,840)          (2,840)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2004               12,090,000       $12,090       $(10,230)         $ (44,341)       $ (42,481)
Net loss December 31, 2005                                                                   (8,415)          (8,415)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2005               12,090,000       $12,090       $(10,230)         $ (52,756)       $ (50,896)

July 14, 2006, forward stock
   dividend: 5.5:1
Net loss December 31, 2006                                                                   (4,387)          (4,387)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2006               12,090,000       $12,090       $(10,230)         $ (57,143)       $ (55,283)
Net loss, June 30, 2007                                                                      (2,244)          (2,244)
                                         __________       _______        _______          _________        _________
Balance, June 30, 2007                   12,090,000       $12,090       $(10,230)         $ (59,387)       $ (57,527)
                                         ==========       =======       ========          =========        =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                               Dec. 21, 1992
                                       Quarter Ended         Year Ended       (inception) to
                                            June 30,       December 31,             June 30,
                                                2007               2006                 2007
                                        ____________       ____________       ______________

Cash Flows From
Operating Activities
    Net loss                             $ (2,244)          $ (4,387)           $ (59,387)
    Adjustments to reconcile net
    loss to cash used in
    operating activities:
    Changes in assets
    and liabilities
    Increase (decrease) in
    accounts payable                         (456)               456                    0
                                         ________           ________            _________
         Net cash used in
            operating activities         $ (2,700)          $ (3,931)           $ (59,387)
                                         ________           ________            _________
Cash Flows From
Investing Activities                     $      0           $      0            $       0
                                         ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                    0                  0                1,860
    Increase in officer advances            2,700              3,931               57,527
                                         ________           ________            _________
         Net cash provided by
            financing activities         $  2,700           $  3,931            $  59,387
                                         ________           ________            _________

         Net increase (decrease)
            in cash                      $      0           $      0            $       0

Cash, beginning of period                       0                  0                    0
                                         ________           ________            _________
Cash, end of period                      $      0           $      0            $       0
                                         ========           ========            =========

SUPPLEMENTAL INFORMATION

Interest paid                            $      0           $      0            $       0
                                         ========           ========            =========

Income taxes paid                        $      0           $      0            $       0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2007 and December 31, 2006.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 during 2007, 2006, and since inception. As of June 30, 2007 and December 31, 2006, and since inception, the Company had no dilutive potential common shares.

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

Liquidity.

          As of June 30, 2007, we had total liabilities of $57,527 and we had a negative net worth of $57,527. As of December 31, 2006, we had total liabilities of $55,283 and a negative net worth of $55,283.

          We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended June 30, 2007. We have a loss from inception through December 31, 2006 of $57,143 and a loss from inception through June 30, 2007 of $59,387.

          We have officer's advances of $57,527 from inception to June 30, 2007. The officer's advances as of December 31, 2006 were $54,827.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .....................................None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS .......................................None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS
         SENIOR SECURITIES .....................................None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY
         HOLDERS ...............................................None

ITEM 5 - OTHER INFORMATION......................................None


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


Dated:  July 20, 2007               SIERRA RESOURCE GROUP, INC.


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