Form 10QSB
period 2007-09-30
SIERRA RESOURCE GROUP INC
filed 2007-10-17
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

        At September 30, 2007, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2007
                                DECEMBER 31, 2006

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

   Statements of Operations                                               F-2

   Statements of Stockholders' Deficit                                    F-3

   Statements of Cash Flows                                               F-4

   Notes to Financial Statements                                   F-5 - F-10
_____________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                      September 30,       December 31,
                                                               2007               2006
                                                      _____________       ____________
                           ASSETS

CURRENT ASSETS                                            $       0          $       0
                                                          _________          _________

            Total current assets                          $       0          $       0
                                                          _________          _________

                   Total assets                           $       0          $       0
                                                          =========          =========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                     $       0          $     456
     Officers advances                                       59,538             54,827
                                                          _________          _________

            Total current liabilities                     $  59,538          $  55,283
                                                          _________          _________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        12,090,000 shares at September 30, 2007
        and December 31, 2006                             $  12,090          $  12,090
     Additional paid-in capital                             (10,230)           (10,230)
     Accumulated deficit during development stage           (61,398)           (57,143)
                                                          _________          _________

            Total liabilities and
            stockholders' deficit                         $ (59,538)         $ (55,283)
                                                          _________          _________

                   Total liabilities and
                   stockholders' deficit                  $       0          $       0
                                                          =========          =========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                                 Dec. 21, 1992
                                     Nine Months Ended         Year Ended       (inception) to
                                         September 30,       December 31,        September 30,
                                                  2007               2006                 2007
                                     _________________     ______________       ______________

Revenues                                  $          0       $          0         $        0

Cost of revenue                                      0                  0                  0
                                          ____________       ____________         __________
           Gross profit                   $          0       $          0         $        0

General, selling and
   administrative expenses                       4,255              4,387             61,398
                                          ____________       ____________         __________
           Operating loss                 $     (4,255)      $     (4,387)        $  (61,398)

Nonoperating income (expense)                        0                  0                  0
                                          ____________       ____________         __________
   Net loss                               $     (4,255)      $     (4,387)        $  (61,398)
                                          ============       ============         ==========
   Net loss per share, basic
   and diluted                            $      (0.00)      $      (0.00)        $    (0.00)
                                          ============       ============         ==========
   Average number of shares
   of common stock outstanding              12,090,000         12,090,000         12,090,000
                                          ============       ============         ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                        Accumulated
                                                                                          Deficit
                                               Common Stock             Additional        During
                                          _______________________        Paid-In        Development
                                           Shares         Amount         Capital           Stage             Total
                                         __________       _______       __________      ____________       _________

Balance, December 21, 1992, issue
   common stock                          12,090,000       $12,090       $(10,230)         $       0        $   1,860
Net loss, December 31, 1992                                                                  (1,860)          (1,860)
                                         __________       _______       ________          _________        _________
Balance, December 31, 1992               12,090,000       $12,090       $(10,230)         $       0        $       0
Net loss, December 31, 1993                                                                       0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1993               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0
Net loss, December 31, 1994                                                                       0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1994               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0
Net loss December 31, 1995                                                                        0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1995               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0
Net loss, December 31, 1996                                                                       0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1996               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0
Net loss, December 31, 1997                                                                       0                0
                                         __________       _______       ________          _________        _________
Balance, December 31, 1997               12,090,000       $12,090       $(10,230)         $  (1,860)       $       0

December 18, 1998, changed from no
   par value to $0.001                                     (1,858)         1,858

December 18, 1998, forward stock
   1,000:1                                                  1,858         (1,858)

Net loss, December 31, 1998                                                                    (450)            (450)
                                         __________       _______       ________          _________        _________
Balance, December 31, 1998               12,090,000       $12,090       $(10,230)         $  (2,320)       $    (450)
Net loss, December 31, 1999                                                                 (22,668)         (22,668)
                                         __________       _______       ________          _________        _________
Balance, December 31, 1999               12,090,000       $ 1,860       $(10,230)         $ (24,978)       $ (23,118)
Net loss, December 31, 2000                                                                  (8,394)          (8,394)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2000               12,090,000       $12,090       $(10,230)         $ (33,372)       $ (31,512)
Net loss, December 31, 2001                                                                  (4,888)          (4,888)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2001               12,090,000       $12,090       $(10,230)         $ (38,260)       $ (36,400)
Net loss, December 31, 2002                                                                  (3,156)          (3,156)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2002               12,090,000       $12,090       $(10,230)         $ (41,416)       $ (39,556)
Net loss, December 31, 2003                                                                     (85)             (85)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2003               12,090,000       $12,090       $(10,230)         $ (41,501)       $ (39,641)
Net loss December 31, 2004                                                                   (2,840)          (2,840)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2004               12,090,000       $12,090       $(10,230)         $ (44,341)       $ (42,481)
Net loss December 31, 2005                                                                   (8,415)          (8,415)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2005               12,090,000       $12,090       $(10,230)         $ (52,756)       $ (50,896)

July 14, 2006, forward stock
   dividend: 5.5:1
Net loss December 31, 2006                                                                   (4,387)          (4,387)
                                         __________       _______       ________          _________        _________
Balance, December 31, 2006               12,090,000       $12,090       $(10,230)         $ (57,143)       $ (55,283)
Net loss, September 30, 2007                                                                 (4,255)          (4,255)
                                         __________       _______        _______          _________        _________
Balance, September 30, 2007              12,090,000       $12,090       $(10,230)         $ (61,398)       $ (59,538)
                                         ==========       =======       ========          =========        =========



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                               Dec. 21, 1992
                                   Nine Months Ended         Year Ended       (inception) to
                                       September 30,       December 31,        September 30,
                                                2007               2006                 2007
                                   _________________       ____________       ______________

Cash Flows From
Operating Activities
    Net loss                             $ (4,255)          $ (4,387)           $ (61,398)
    Adjustments to reconcile net
    loss to cash used in
    operating activities:
    Changes in assets
    and liabilities
    Increase (decrease) in
    accounts payable                         (456)               456                    0
                                         ________           ________            _________
         Net cash used in
            operating activities         $ (4,711)          $ (3,931)           $ (61,398)
                                         ________           ________            _________
Cash Flows From
Investing Activities                     $      0           $      0            $       0
                                         ________           ________            _________

Cash Flows From
Financing Activities
    Issuance of common stock                    0                  0                1,860
    Increase in officer advances            4,711              3,931               59,538
                                         ________           ________            _________
         Net cash provided by
            financing activities         $  4,711           $  3,931            $  61,398
                                         ________           ________            _________

         Net increase (decrease)
            in cash                      $      0           $      0            $       0

Cash, beginning of period                       0                  0                    0
                                         ________           ________            _________
Cash, end of period                      $      0           $      0            $       0
                                         ========           ========            =========

SUPPLEMENTAL INFORMATION

Interest paid                            $      0           $      0            $       0
                                         ========           ========            =========

Income taxes paid                        $      0           $      0            $       0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2007 and December 31, 2006.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 during 2007, 2006, and since inception. As of September 30, 2007 and December 31, 2006, and since inception, the Company had no dilutive potential common shares.

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

Plan of Operation.

     As a shell company, we intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities. We have currently recommenced focusing our efforts on reviewing and negotiating the acquisition of mineral prospects or entering into a business combination with an existing mineral business. As of the date hereof, we have not been successful in closing any acquisitions. The parties with whom our officers have held very preliminary negotiations appear to be insistent on our stock being listed on an exchange or in a quotation system. Our stock is not currently listed on an exchange or quotation system.

     Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

     1. Our first milestone is to register our shares for resale by existing shareholders. We have a registration statement pending with the Securities and Exchange Commission. If it becomes effective, we will then attempt to obtain a trading symbol to trade our shares in the OTC Bulletin Board System. A broker-dealer has applied to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board and this is expected to be completed within ninety (90) days from date that our registration statement becomes effective.

     2. We plan to investigate and attempt to attract possible projects, merger or business acquisition candidates through the issuance of additional shares of our common stock. We will attempt this even while our registration statement is pending. We will be required to update our registration statement (and the prospectus contained in the registration statement) to reflect any facts or events arising before it is effective and after it is effective and during the offering period, to reflect any facts or events that represent a fundamental change in the information contained in the registration statement.

     3. The acquisition of an interest in any mineral properties requires an extensive review, as does the investigation of any other merger or acquisition candidate. We are unable at this time, to determine with any degree of accuracy the amount of time that it would take for us to locate a suitable acquisition or merger candidate and to complete such a transaction.

     In order to obtain further financing, unless we complete an acquisition of a mineral prospect, we believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock.

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

     Since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the acquisition of mineral prospects or the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate the acquisition of mineral prospects or a business combination with a profitable business.

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

Liquidity.

     As of September 30, 2007, we had total liabilities of $59,538 and we had a negative net worth of $59,538. As of December 31, 2006, we had total liabilities of $55,283 and a negative net worth of $55,283.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended September 30, 2007. We have a loss from inception through December 31, 2006 of $57,143 and a loss from inception through September 30, 2007 of $61,398.

     We have officer's advances of $59,538 from inception to September 30, 2007. The officer's advances as of December 31, 2006 were $54,827.

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



Dated:  October 17, 2007

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