Form 10-K
period 2007-12-31
SIERRA RESOURCE GROUP INC
filed 2008-05-01
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2007


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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

________________________________________________________________________________

                                           Non-accelerated filer        Smaller
Large accelerated                        (Do not check if a smaller    reporting
      filer          Accelerated filer       reporting company)         company
       [ ]                 [ ]                      [ ]                    [X]
________________________________________________________________________________

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $0.

     As of April 30, 2008, the Registrant had 12,090,000 shares of Common Stock, $0.0005 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

Item 1.  Business                                                             4

Item 1A. Risk Factors                                                         4

Item 1B. Unresolved Staff Comments                                            9

Item 2.  Properties                                                           9

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   10

Item 6.  Selected Financial Data                                             12

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          14

Item 8.  Financial Statements and Supplementary Data                         15

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            28

Item 9A. Controls and Procedures                                             28

Item 9B. Other Information                                                   30


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              30

Item 11. Executive Compensation                                              32

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          32

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                        33

Item 14. Principal Accountant Fees and Services                              33


                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                          34

Signatures                                                                   35

                                     PART I


ITEM 1.   BUSINESS.

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

     We were not a "shell" company until we became dormant. As of the date hereof, we are deemed to be and can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity or to acquire oil and gas leases or participation interests.

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

ITEM 1A.  RISK FACTORS.

     The following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative and involves a lot of risks. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his investment.

1. An investment in our common stock involves a high degree of risk and you may lose your entire investment. We have no operating history nor have we received any revenues or earnings from operations. We have no significant assets or financial resources.

     We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we have completed an acquisition. Part of our business plan is to attract possible project, merger or business acquisition candidates through the issuance of additional shares of our stock. Even if we are successful in locating a suitable acquisition or merger candidate and completing such transactions, it is still possible that we will not generate revenues and it is still possible that the investors will not receive amounts equal to their investment in us.

2. Unless we obtain loans or additional funding, we may not be able to continue as a going concern.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. We have a loss from inception through December 31, 2006 of $57,143 and a loss from inception through December 31, 2007 of $62,423.

3. We have no current business operations and have no current operating history and this makes any evaluation of us difficult.

     We have a limited operating history. As of December 31, 2007, we had incurred losses of $62,423 and we expect losses to continue. There is nothing at this time on which to base an assumption that any business plan will prove successful, and there is no assurance that we will be able to operate profitably. If we are unable to formulate and implement a business plan, we will be unable to commence business operations and we will have no business.

4. Our success is dependent on management, which has other full time employment, has limited experience and will only devote limited part time working for us, which continues to make our future more uncertain.

     Our officers and directors will not be employed by us as they are involved with other businesses and have other interests, which could give rise to conflicts of interest with respect to the amount of time devoted to our business.

5. In addition to having no full time management and lack of experience in the business, if we lose Paul Andre, our business would be impaired.

     Our success is heavily dependent upon the continued participation of our secretary and treasurer, Paul Andre. Loss of his services could have a material adverse effect upon our business development. We do not maintain "key person" life insurance on Paul Andre's life. We do not have a written employment agreement with Paul Andre. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

6. Our officers and directors are the principal stockholders and will be able to approve all corporate actions without your consent and will control our Company.

     Our principal stockholders Paul Andre, Sandra Andre and Suzette M. Encarnacion currently own approximately 71% of our common stock. They will have significant influence over all matters requiring approval by our stockholders, but not requiring the approval of the minority stockholders. In addition, Paul Andre, Sandra Andre and Suzette M. Encarnacion are directors and will be able to elect all of the officers of the Company, allowing them to exercise significant control of our affairs and management. In addition, the principal shareholders may transact most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders, subject to certain restrictions contained in the bylaws, in the articles of incorporation or imposed by statute.

7.   You will receive no dividends on your investment.

     We have never paid cash dividends. We do not anticipate declaring or paying cash dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our board of directors' discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

8. If we issue future shares, present investors' per share value will be diluted.

     We are authorized to issue a maximum of 25,000,000 shares of common shares. As of today, there were 12,090,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.

9.   Our common stock has no public market and the value may decline.

     There is no established public trading market or market maker for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our securities you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

10. Our common stock may never be public traded and you may have no ability to sell the shares.

     There is no established public trading market for our shares of Common Stock. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

     Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority, Inc. ("FINRA") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The FINRA will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by the FINRA. Furthermore, the clearance should not construed by any investor as indicating that the FINRA, the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

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

11. Our shareholders may face significant restrictions on the resale of our common stock due to state "blue sky" laws.

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

     Current shareholders, and person who desire to purchase the common stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the securities.

     Any secondary trading market that may develop may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

12. Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

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

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

13. The reporting requirements under the federal securities law may delay or prevent us from making certain acquisitions or entering into certain business combinations.

     Sections 13 and 15(d) of the 1934 Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that may cause us to cease being deemed a shell company, we will be required to include that information that is normally reported by a company in a Form 10.

14. If we determine to enter into a business combination, this may be a highly speculative activity by us with little or no assurances of success.

     The success of any proposed plan of having a business combination with another company will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we may intend to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

15. We will face intense competition for business opportunities and potential business combinations.

     If we seek and investigate a potential business opportunity, we are and will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

16. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Other then a bias for a mineral resource business opportunity, management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

17. Our present management most likely will not remain after we complete a business combination.

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

18. If we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     If we change our current business plan to be based upon a business combination with a private concern, in all likelihood, that would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

19. As a shell company, we face substantial additional adverse business and legal consequences.

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

     The final rules adopted by the Securities and Exchange Commission on June 29, 2005, amending the Form S-8 and the Form 8-K for shell companies like us, expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity (the rules were effective August 22, 2005 except the new Form 8-K Item 5.06 to require disclosure when companies cease to be shell companies, effective as of November 7, 2005). This initial filing of the Form 8-K is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

     The final rules adopted by the Securities and Exchange Commission on June 29, 2005 also revised the definition of "succession" to include a method of taking a private company public through a shell company, like us, that is known as a "back door" 1934 Act registration process.

     Further, the final rules adopted by the Securities and Exchange Commission on December 6, 2007 revising Rule 144 (effective February 15, 2008) and applicable to shell companies like us, specifically addressed securities issued by reporting and non-reporting shell companies. In summary, the definition includes both blank check (Rule 419 under the Securities Act of 1933, as amended) and shell companies (under Rule 405 of the 1934 Act). Rule 144(i) does not prohibit the resale of securities under Rule 144 that were not initially issued by a reporting or non-reporting shell company or an issuer that has been at any time previously such a company, even with the issuer is a reporting or non-reporting shell company at the time of sale. A shell investor will be able to resell securities subject to Rule 144 conditions if the issuer (i) had ceased to be a shell, (ii) is subject to the 1934 Act reporting requirements, (iii) has filed all required reports under said Act during the proceeding twelve months, and (iv) at least ninety (90) days have elapsed from the time the issuer files so-called Form 10 information reflecting the fact that it had ceased to be a shell company before securities were sold subject to Rule 144. Any securities that we currently sell and issue during the period of time that we are a shell issuer are subject to the resale limitations and the one year holding period. Although we were not a shell company at the time of the original issuance of our securities, we are now a reporting shell company and any new issuance of shares of common stock will be subject to said Rule.

     The rules are intended to protect investors by deterring fraud and abuse in the securities market through the use of shell companies.

20. Federal and state tax consequences will, in all likelihood, be a major consideration in any business combination in which we may undertake.

     Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the target entity and us; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

21. The requirement of audited financial statements may disqualify business opportunities.

     We believe that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     We do have pending with the Securities and Exchange Commission a registration statement and we will be responding to the comments from the Staff of the Commission.

ITEM 2.   PROPERTIES.

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


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a)  Market Price.

     There is no established trading market in our Common Stock as of the date of this Form 10-K.

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

     Currently, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a six month holding period, under certain circumstances, has unlimited public resales under said Rule if the seller complys with said Rule.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions) issued by a shell company. Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11) if the seller complys with said Rule.

          (c)  Dividends.

     On July 14, 2006, we declared a 5.5 for 1 stock dividend to our stockholder of record as of July 28, 2006. The 1,860,000 shares of stock then outstanding became 12,090,000 shares. No fractional shares were issued and the dividend shares were delivered to our stockholders entitled thereto on August 1, 2006. We do not intend to declare or pay any further stock dividends or cash dividends in the immediate future.

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

          (f) Securities Authorized for Issuance under an Equity Compensation Plan.

     We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

          (g)  Recent Sale of Unregistered Securities

     We have not had any sale of unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA.

     Not applicable to smaller reporting companies.

ITEM 7.   PLAN OF OPERATION.

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

Plan of Operation.

     We will continue to seek a new oil and gas business opportunity or business combination over the next twelve month period of time. We are currently not engaged in any preliminary negotiations to effectuate a business combination. The majority shareholders have had no preliminary negotiations that, if consummated, may result in a change in control. We have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

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

Liquidity.

     As of December 31, 2007, we had no assets and we had total liabilities of $60,563 and we had a negative net worth of $(60,563). As of December 31, 2006, we had no assets and we had total liabilities of $55,283 and a negative net worth of ($55,283). Our negative net worth and total liabilities each increased by $5,280.

     We have had no revenues from inception through December 31, 2007. We have a loss from inception through December 31, 2006 of ($57,143). Our loss from inception through December 31, 2007 was ($62,423) or an increase of $5,280.

     We have officer's advances of $60,563 from inception to December 31, 2007. The officer's advances as of December 31, 2006 were $54,827.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
















                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2007
                                DECEMBER 31, 2006

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                       17

   Balance Sheets                                                             19

   Statements of Operations                                                   20

   Statements of Stockholders' Deficit                                        21

   Statements of Cash Flows                                                   22

   Notes to Financial Statements                                           23-27
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sierra Resource Group, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2007 and the related statements of operations, stockholder's deficit, and cash flows for the year then ended and the period December 21, 1992 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sierra Resource Group, Inc. as of December 31, 2006 and for the year then ended, were audited by other auditors whose report dated January 26, 2007, expressed an unqualified opinion on those financial statements, with a going concern explanatory paragraph.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2007 and the results of its operations and cash flows for the year then ended and the period December 21, 1992 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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




/s/  DEJOYA GRIFFITH & COMPANY, LLC
___________________________________
     DeJoya Griffith & Company, LLC


April 14, 2008
Henderson, Nevada

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




Kyle L. Tingle, CPA, LLC


January 26, 2007
Las Vegas, Nevada


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                December 31,     December 31,
                                                                        2007             2006
                                                                ____________     ____________
                           ASSETS
CURRENT ASSETS                                                  $          0     $          0
                                                                ____________     ____________

     Total current assets                                                  0                0
                                                                ____________     ____________

          Total assets                                          $          0     $          0
                                                                ============     ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                           $          0     $        456
     Officers advances                                                60,563           54,827
                                                                ____________     ____________

          Total current liabilities                                   60,563           55,283
                                                                ____________     ____________

          Total liabilities                                           60,563           55,283
                                                                ____________     ____________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at December 31, 2007 and 2006                          12,090           12,090
     Additional paid-in capital                                      (10,230)         (10,230)
     Accumulated deficit during development stage                    (62,423)         (57,143)
                                                                ____________     ____________

          Total stockholders' deficit                                (60,563)         (55,283)
                                                                ____________     ____________

               Total liabilities and stockholders' deficit      $          0     $          0
                                                                ============     ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                          Dec. 21, 1992
                                       Year Ended        Year Ended      (inception) to
                                     December 31,      December 31,        December 31,
                                             2007              2006                2007
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 5,280             4,387             62,423
                                      __________        __________         __________
           Operating loss             $   (5,280)       $   (4,387)        $  (62,423)

Non operating income (expense)                 0                 0                  0
                                      __________        __________         __________

   Net loss                           $   (5,280)       $   (4,387)        $  (62,423)
                                      ==========        ==========         ==========
   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding        12,090,000        12,090,000
                                      ==========        ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)        $      0        $  1,860
Net loss, December 31, 1992                                                               (1,860)         (1,860)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1992             12,090,000       $12,090        $(10,230)        $      0        $      0
Net loss, December 31, 1993                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance, December 31, 1993             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0
Net loss, December 31, 1994                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance, December 31, 1994             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1995                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance, December 31, 1995             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1996                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance, December 31, 1996             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1997                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance December 31, 1997              12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

December 18, 1998, changed from
   no par value to $0.001                                (1,858)          1,858

December 18, 1998, forward stock
   1000:1                                                 1,858          (1,858)

Net loss, December 31, 1998                                                                 (450)           (450)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1998             12,090,000       $12,090        $(10,230)        $ (2,320)       $   (450)

Net loss, December 31, 1999                                                              (22,668)        (22,668)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1999             12,090,000       $12,090        $(10,230)        $(24,978)       $(23,118)

Net loss, December 31, 2000                                                               (8,394)         (8,394)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2000             12,090,000       $12,090        $(10,230)        $(33,372)       $(31,512)

Net loss, December 31, 2001                                                               (4,888)         (4,888)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2001             12,090,000       $12,090        $(10,230)        $(38,260)       $(36,400)

Net loss, December 31, 2002                                                               (3,156)         (3,156)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2002             12,090,000       $12,090        $(10,230)        $(41,416)       $(39,556)

Net loss, December 31, 2003                                                                  (85)            (85)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2003             12,090,000       $12,090        $(10,230)        $(41,501)       $(39,641)

Net loss, December 31, 2004                                                               (2,840)         (2,840)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2004             12,090,000       $12,090        $(10,230)        $(44,341)       $(42,481)
Net loss, December 31, 2005                                                               (8,415)         (8,415)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2005             12,090,000       $12,090        $(10,230)        $(52,756)       $(50,896)
July 14, 2006, forward stock
  dividend: 5.5:1
Net loss, December 31, 2006                                                              ( 4,387)        ( 4,387)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006             12,090,000       $12,090        $(10,230)        $(57,143)       $(55,283)
Net loss, December 31, 2007                                                              ( 5,280)        ( 5,280)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007             12,090,000       $12,090        $(10,230)        $(62,423)       $(60,563)
                                       ==========       =======        ========         ========        ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                          Dec. 21, 1992
                                       Year Ended        Year Ended      (inception) to
                                     December 31,      December 31,        December 31,
                                             2007              2006                2007
                                     ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                          $   (5,280)       $   (4,387)        $  (62,423)
    Changes in assets and liabilities
    Increase (decrease) in accounts
       payable                              (456)              456                  0
                                      __________        __________         __________

         Net cash used in
            operating activities      $   (5,736)       $   (3,931)        $  (62,423)
                                      __________        __________         __________

Cash Flows From
Financing Activities                  $        0        $        0         $        0
                                      __________        __________         __________
Cash Flows From
Financing Activities
   Issuance of common stock           $        0        $        0         $    1,860
   Increase in officer advances            5,736             3,931             60,563
                                      __________        __________         __________

         Net cash provided by
            financing activities      $    5,736             3,931             62,423
                                      __________        __________         __________

         Net increase (decrease)
            in cash                   $        0        $        0         $        0

Cash, beginning of period                      0                 0         $        0
                                      __________        __________         __________

Cash, end of period                   $        0        $        0         $        0
                                      ==========        ==========         ==========

SUPPLEMENTAL INFORMATION

Interest paid                         $        0        $        0         $        0
                                      ==========        ==========         ==========
Income taxes paid                     $        0        $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective

                           SIERRA RESOUCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations-- a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.  STOCKHOLDER'S EQUITY

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

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 during 2007, 2006, and since inception. As of December 31, 2007, 2006, and since inception, the Company had no dilutive potential common shares.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (CONTINUED)

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

All tax returns have been filed. There are no open tax years.

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

                                               2007         2006
                                           ________     ________

     Net operating loss carryforward       $ 21,848     $ 20,000
     Valuation allowance                    (21,848)     (20,000)
                                           ________     ________

     Net deferred tax asset                $      0     $      0
                                           ========     ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                      Since
                                              2007         2006     Inception
                                           _______      _______     _________

     Tax at statutory rate (35%)           $ 1,848      $ 1,535     $ 21,848
     Increase in valuation allowance        (1,848)      (1,535)     (21,848)
                                           _______      _______      _______

     Net deferred tax asset                $     0      $     0     $      0
                                           =======      =======     ========


The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2007 and December 31, 2006, the Company owed officers $60,563 and $54,827 respectively.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 8, 2008, we ended the engagement of Kyle L. Tingle, CPA, LLC ("Tingle") as our independent certified public accountant. The decision was approved by the Board of Directors of the Company.

     The report of Tingle on the Company's financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion. During the Company's fiscal years ended December 31, 2006 and 2005 and the subsequent interim period preceding the termination, there were no disagreements with Tingle on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tingle, would have caused Tingle to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

     We had requested that Tingle furnish us with a letter addressed to the Company confirming his dismissal and whether or not he agrees with the Company's financial statements. A copy of the letter furnished by Tingle in response to that request, dated March 4, 2008 is filed as Exhibit 16.1 to the Form 8-K filed on April 15, 2008.

     On April 8, 2008, DeJoya Griffith & Company, LLC ("DeJoya") was engaged as the Company's new independent certified accountants. During the two most recent fiscal years and the interim period preceding the engagement of DeJoya, the Company has not consulted with DeJoya regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

     o As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation; no sufficient testing where conducted and further segregation of duties needs to be put in place. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

     Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

     The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

     We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-KSB.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


     Name                          Ages                     Position

     Sandra J. Andre                54      President, Chief Executive Officer
     1150 South Tamarisk Drive              and Director
     Anaheim Hills, CA 92807

     Paul W. Andre                  64      Secretary, Treasurer, Chief
     32 Mayfair Drive                       Financial Officer and Director
     Rancho Mirage, CA 92270

     Suzette M. Encarnacion         41      Director
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

ITEM 11.  EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2007            2006
_______________________________________________

Audit Fees               $3,000          $1,350

Audit Related Fees         None            None

Tax Fees                    125             150

All Other Fees             None            None

Pre Approval of Services by the Independent Auditor

     The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to DeJoya Griffith & Company, LLC and Kyle A. Tingle in 2007 were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     There are no reports on Form 8-K incorporated herein by reference.

     We are a reporting company pursuant to the requirements of the 1934 Act and we file quarterly, annual and other reports with the Securities and Exchange Commission. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

     Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

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



Date: April 30, 2008               SIERRA RESOURCE GROUP, INC.



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


Date: April 30, 2008               SIERRA RESOURCE GROUP, INC.



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