Form 10-Q
period 2008-03-31
SIERRA RESOURCE GROUP INC
filed 2008-05-13
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

      At March 31, 2008, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS














                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                 MARCH 31, 2008
                                DECEMBER 31, 2007

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS



   Balance Sheets                                                             4

   Statements of Operations                                                   5

   Statements of Stockholders' Deficit                                        6

   Statements of Cash Flows                                                   7

   Notes to Financial Statements                                           8-13
________________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                        2008             2007
                                                                ____________     ____________
                           ASSETS
CURRENT ASSETS                                                  $          0     $          0
                                                                ____________     ____________

     Total current assets                                                  0                0
                                                                ____________     ____________

          Total assets                                          $          0     $          0
                                                                ============     ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                           $      3,500     $          0
     Officers advances                                                60,563           60,563
                                                                ____________     ____________

          Total current liabilities                                   64,063           60,563
                                                                ____________     ____________

          Total liabilities                                           64,063           60,563
                                                                ____________     ____________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at March 31, 2008 and December 31, 2007                12,090           12,090
     Additional paid-in capital                                      (10,230)         (10,230)
     Accumulated deficit during development stage                    (65,923)         (62,423)
                                                                ____________     ____________

          Total stockholders' deficit                                (64,063)         (60,563)
                                                                ____________     ____________

               Total liabilities and stockholders' deficit      $          0     $          0
                                                                ============     ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                          Dec. 21, 1992
                                    Quarter Ended        Year Ended      (inception) to
                                        March 31,      December 31,           March 31,
                                             2008              2007                2008
                                     ____________      ____________      ______________

Revenues                              $        0        $        0         $        0

Cost of revenue                                0                 0                  0
                                      __________        __________         __________

           Gross profit               $        0        $        0         $        0

General, selling and
   administrative expenses                 3,500             5,280             65,923
                                      __________        __________         __________
           Operating loss             $   (3,500)       $   (5,280)        $  (65,923)

Non operating income (expense)                 0                 0                  0
                                      __________        __________         __________

   Net loss                           $   (3,500)       $   (5,280)        $  (65,923)
                                      ==========        ==========         ==========
   Net loss per share, basic
   and diluted                        $    (0.00)       $    (0.00)
                                      ==========        ==========

   Average number of shares
   of common stock outstanding        12,090,000        12,090,000
                                      ==========        ==========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)        $      0        $  1,860
Net loss, December 31, 1992                                                               (1,860)         (1,860)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1992             12,090,000       $12,090        $(10,230)        $      0        $      0
Net loss, December 31, 1993                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance, December 31, 1993             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0
Net loss, December 31, 1994                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance, December 31, 1994             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1995                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance, December 31, 1995             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1996                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance, December 31, 1996             12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

Net loss, December 31, 1997                                                                    0               0
                                       __________       _______        ________         ________        ________

Balance December 31, 1997              12,090,000       $12,090        $(10,230)        $ (1,860)       $      0

December 18, 1998, changed from
   no par value to $0.001                                (1,858)          1,858

December 18, 1998, forward stock
   1000:1                                                 1,858          (1,858)

Net loss, December 31, 1998                                                                 (450)           (450)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1998             12,090,000       $12,090        $(10,230)        $ (2,320)       $   (450)

Net loss, December 31, 1999                                                              (22,668)        (22,668)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1999             12,090,000       $12,090        $(10,230)        $(24,978)       $(23,118)

Net loss, December 31, 2000                                                               (8,394)         (8,394)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2000             12,090,000       $12,090        $(10,230)        $(33,372)       $(31,512)

Net loss, December 31, 2001                                                               (4,888)         (4,888)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2001             12,090,000       $12,090        $(10,230)        $(38,260)       $(36,400)

Net loss, December 31, 2002                                                               (3,156)         (3,156)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2002             12,090,000       $12,090        $(10,230)        $(41,416)       $(39,556)

Net loss, December 31, 2003                                                                  (85)            (85)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2003             12,090,000       $12,090        $(10,230)        $(41,501)       $(39,641)

Net loss, December 31, 2004                                                               (2,840)         (2,840)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2004             12,090,000       $12,090        $(10,230)        $(44,341)       $(42,481)
Net loss, December 31, 2005                                                               (8,415)         (8,415)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2005             12,090,000       $12,090        $(10,230)        $(52,756)       $(50,896)
July 14, 2006, forward stock
  dividend: 5.5:1
Net loss, December 31, 2006                                                              ( 4,387)        ( 4,387)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006             12,090,000       $12,090        $(10,230)        $(57,143)       $(55,283)
Net loss, December 31, 2007                                                              ( 5,280)        ( 5,280)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007             12,090,000       $12,090        $(10,230)        $(62,423)       $(60,563)
Net loss, March 31, 2008                                                                 ( 3,500)        ( 3,500)
                                       __________       _______        ________         ________        ________
Balance, March 31, 2008                12,090,000       $12,090        $(10,230)        $(65,923)       $(64,063)
                                       ==========       =======        ========         ========        ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                          Dec. 21, 1992
                                    Quarter Ended        Year Ended      (inception) to
                                        March 31,      December 31,           March 31,
                                             2008              2007                2008
                                     ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                          $   (3,500)       $   (5,280)        $  (65,923)
    Changes in assets and liabilities
    Increase (decrease) in accounts
       payable                             3,500              (456)             3,500
                                      __________        __________         __________

         Net cash used in
            operating activities      $        0       $    (5,736)        $  (62,423)
                                      __________        __________         __________

Cash Flows From
Investing Activities                  $        0        $        0         $        0
                                      __________        __________         __________
Cash Flows From
Financing Activities
   Issuance of common stock           $        0        $        0         $    1,860
   Increase in officer advances                0             5,736             60,563
                                      __________        __________         __________

         Net cash provided by
            financing activities      $        0             5,736             62,423
                                      __________        __________         __________

         Net increase (decrease)
            in cash                   $        0        $        0         $        0

Cash, beginning of period                      0                 0         $        0
                                      __________        __________         __________

Cash, end of period                   $        0        $        0         $        0
                                      ==========        ==========         ==========

SUPPLEMENTAL INFORMATION

Interest paid                         $        0        $        0         $        0
                                      ==========        ==========         ==========
Income taxes paid                     $        0        $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, or material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 during 2008, 2007, and since inception. As of March 31, 2008 and December 31, 2007, and since inception, the Company had no dilutive potential common shares.

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

All tax returns have been filed. There are no open tax years.

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

                                             2007          2006
                                           ________      ________

       Net operating loss carryforward     $ 21,848      $ 20,000
       Valuation allowance                  (21,848)      (20,000)
                                           ________      ________

       Net deferred tax asset              $      0     $       0
                                           ========     =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                         Since
                                             2007          2006        Inception
                                           ________      ________      _________

       Tax at statutory rate (35%)         $  1,848         1,535      $ 21,848
       Increase in valuation allowance       (1,848)       (1,535)      (21,848)
                                           ________      ________      ________

       Net deferred tax asset              $      0     $       0      $      0
                                           ========     =========      ========


The net federal operating loss carry forward will expire between 2016 and 2027. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2008 and December 31, 2007, the Company owed officers $60,563 and $60,563 respectively.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6. SUBSEQUENT EVENTS.

During the period ended April 30, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note for $29,500 secured by the oil and gas interests assigned. According to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .35% working interests with a .03% net revenue interest in three wells. The Company had incurred an obligation for $29,500 for the interests to the Assignor, all due and payable in April 2010. The Assignor had paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc, during the period ended April 30, 2008 for the acquired interests assigned.

As of March 31, 2008 and December 31, 2007, the Company owed officers $60,563 and $60,563 respectively. The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note is due and payable in April, 2010. Giving effect to the transaction, the Company is directly or indirectly obligated to the officers and directors in the total sum of $90,063.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10Q. Our actual results could differ materially from those discussed in this report.

Generally.

     Sierra Resource Group, Inc. (sometimes the "Company") currently has limited assets or operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements for leasehold interests in both developed and undeveloped acres. In the event any leasehold interests were acquired, we intended to enter into exploration and development agreements with third parties wherein said third parties would, at its risk and expense, operate, develop and explore the property thereby relieving us of any future significant operating, exploration and development costs. We contemplated negotiating or retaining a small volumetric overriding royalty interest above the royalty leasehold interest and/or a retention of a working interest. If we needed additional funds, an offering of the Company's securities was contemplated. As at March 31, 1993, the Company was still deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

     On April 30, 2008, we entered and completed our acquisition of certain assets as described in the "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note for $29,500 secured by the oil and gas interests assigned.

     Pursuant to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .35% working interests with a .03% net revenue interest in three wells. The Assignor had paid $29,500 for the interest to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc., during the period ended April 30, 2008.

     Paul Andre, an officer and director of the Company, provided the funds to Sierra Asset Holdings LLC to acquire the working and net revenue interest in the wells from Natural Gas & Oil "Choice" Development Fund I, LP., an unrelated party.

     Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. (with the other interest holders) have assumed all future and contingent obligations of the Assignor relating to the interest, inclusive of drilling, testing and completion of the wells and/or costs associated with the abandonment of the well and shut-in costs.

     As of the date hereof,  we can also be defined as a "shell"  company.

Plan of Operation.

     We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities. We have currently recommenced focusing our efforts on reviewing and negotiating the acquisition of mineral prospects or entering into a business combination with an existing mineral business. As of the date hereof, we have acquired interests in four wells. Other parties with whom our officers have held very preliminary negotiations appear to be insistent on our stock being listed on an exchange or in a quotation system. Our stock is not currently listed on an exchange or quotation system.

     Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

1. We will attempt to obtain a trading symbol to trade our shares in the OTC Bulletin Board System. A broker-dealer will be requested to make application to the Financial Industry Regulatory Authority for a trading symbol to begin trading our shares on the OTC Bulletin Board. This is expected to be completed within ninety (90) days.

2. We plan to investigate and attempt to attract possible projects, merger or business acquisition candidates through the issuance of additional shares of our common stock. This will be a continuous effort.

3. The acquisition of additional interests in any mineral properties requires an extensive review, as does the investigation of any other merger or acquisition candidate. We are unable at this time, to determine with any degree of accuracy the amount of time that it would take for us to locate a suitable acquisition or merger candidate and to complete such a transaction.

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

     The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1992, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company.

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

     On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current revised holding periods applicable to affiliates and non-affiliates is not now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell, (ii) is subject to the Exchange Act reporting obligations, (iii) has filed all required Exchange Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold Rule 144. The amendment to Rule 144(i)(1)(i) was not intended to capture a "startup company," or a company with a limited operating history or the shares originally issued by us in 1992, except for the shares of stock currently held by our officers and directors (affiliates).

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

     Since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the acquisition of additional mineral prospects or the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate the acquisition of mineral prospects or a business combination with a profitable business.

Liquidity and Operational Results.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has limited assets and financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the acquisition of additional mineral prospects or consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate the acquisition of additional mineral prospects or a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity or consummate such a business combination.

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

Liquidity.

     As of March 31, 2008, we had total liabilities of $64,063 and we had a negative net worth of $64,063. As of December 31, 2007, we had total liabilities of $60,563 and a negative net worth of $60,563.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended March 31, 2008. We have a loss from inception through December 31, 2007 of $62,423 and a loss from inception through March 31, 2008 of $65,923.

     We have officer's advances of $60,563 from inception to March 31, 2008. The officer's advances as of December 31, 2007 were $60,563.

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

ITEM 3.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10Q (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 4.  CONTROLS AND PROCEDURES.

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

     Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007 and the current quarter then ended.

     The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.


                                     PART II

                                OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS ................................................None

ITEM 1A - RISK FACTORS

     Although not required to be disclosed by smaller reporting companies, in addition to the material risk factors previously disclosed in our Form 10K, the following are selected added risk factors applicable to our recently acquired oil and gas leases.

1.   We are reliant upon third parties.

     We are wholly dependent, at the present time, upon the efforts and abilities of Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. (with the other interest holders) for the drilling, testing and completion of the wells. We also have other unrelated third parties who are drilling and operating the wells pursuant to agreements with Natural Gas & Oil "Choice" Development Fund I, LP. Natural Gas & Oil "Choice" Development Fund I, LP has assumed all of our future and contingent obligations relating to our interest, inclusive of drilling, testing and completion of the wells and/or costs associated with the abandonment of the well and shut-in costs. If either fail to perform, our business would be materially and adversely affected.

2.   There may not any oil or gas on our property.

     The search for oil and gas is risky. We will not know what is underground until the wells have been drilled and completed. As such, there may be no oil and gas under our leases. Accordingly, we may not discover any oil or gas or if we discover oil or gas, it may not be in an amount to be of commercial value.

3.   Competition for prospects and producing properties is intense.

     We will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than us or our co-interest holders. In the oil and gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with different product pricing parameters and other criteria that result in widely divergent bid prices. In the current oil and gas lease environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by us or that we can sell prospects or obtain financing for or participants with others to join in the development of prospects.

5.   Title to our wells may not be perfected.

     It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. We believe that our co-interest holders follow this custom. If the title to our leases should prove to be defective, we could lose the costs of acquisition. Further, our legal interests in the wells will be assigned to us after the completion of the wells.

6.   There may exists adverse federal and state taxation laws.

     Federal and state income tax laws are of particular significance to the oil and gas industry. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which we may conduct oil and gas activities may also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which may adversely affects us.

7. There is substantial government regulation.

     The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the prices at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective.

8. We may have future needs for additional funds in order to finance our proposed business operations.

     Although our agreements with others provide for the funding of our current projects, we believe that we do not have adequate funds available to acquire future prospects or to drill and complete wells on future lease (without other participants). Our continued operation therefore depends upon our ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease future activities.

ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......None

ITEM 3 -  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES..................None

ITEM 4 -  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS..................None

ITEM 5 -  OTHER INFORMATION.................................................None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

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



Dated:  May 13, 2008

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