Form 10-Q/A
period 2008-03-31
SIERRA RESOURCE GROUP INC
filed 2008-07-01
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                AMENDMENT NO. 1


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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At June 20, 2008, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                 MARCH 31, 2008
                                DECEMBER 31, 2007

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS


FINANCIAL STATEMENTS

          Balance Sheets                                                       4

          Statements of Operations                                             5

          Statement of Stockholders' Deficit                                   6

          Statements of Cash Flows                                             7

          Notes to Financial Statements                                     8-10
________________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                 March 31,     December 31,
                                                                      2008             2007
                                                                (Unaudited)        (Audited)
                                                                 _________      ___________
                                     ASSETS
CURRENT ASSETS                                                   $       -      $         -
                                                                 _________      ___________

     Total current assets                                                -                -
                                                                 _________      ___________

          Total assets                                           $       -      $         -
                                                                 =========      ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                            $   3,500      $         -
     Officer advances                                               60,563           60,563
                                                                 _________     ____________

          Total current liabilities                                 64,063           60,563
                                                                 _________     ____________

          Total liabilities                                         64,063           60,563
                                                                 _________     ____________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at March 31, 2008 and December 31, 2007              12,090           12,090
     Additional paid-in capital                                    (10,230)         (10,230)
     Accumulated deficit during development stage                  (65,923)         (62,423)
                                                                 _________     ____________

          Total stockholders' deficit                              (64,063)         (60,563)
                                                                 _________     ____________

               Total liabilities and stockholders' deficit       $       -      $         -
                                                                 =========      ===========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                          Dec. 21, 1992
                                    Quarter Ended     Quarter Ended      (inception) to
                                        March 31,         March 31,           March 31,
                                             2008              2007                2008
                                       (Unaudited)       (Unaudited)         (Unaudited)
                                    _____________     _____________      ______________

Revenues                             $         -       $         -          $       -

Cost of revenue                                -                 -                  -
                                     ___________       ___________          _________

           Gross profit                        -                 -                  -

General, selling and
   administrative expenses                 3,500             1,800             65,923
                                     ___________       ___________          _________
           Operating loss                 (3,500)           (1,800)           (65,923)

Non operating income (expense)                 -                 -                  -
                                     ___________       ___________          _________

   Net loss                          $    (3,500)      $    (1,800)         $ (65,923)
                                     ===========       ===========          =========

   Net loss per share, basic         $     (0.00)      $     (0.00)
                                     ===========       ===========

   Weighted average number of
   common shares outstanding          12,090,000        12,090,000
                                     ===========       ===========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                                                                                      Accumulated
                                                                                        Deficit
                                            Common Stock             Additional         During
                                       _______________________        Paid In         Development
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)        $      -        $  1,860
Net loss, December 31, 1992                                                               (1,860)         (1,860)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1992             12,090,000       $12,090        $(10,230)        $      -        $      -
Net loss, December 31, 1993                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1993             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -
Net loss, December 31, 1994                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1994             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1995                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1995             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1996                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1996             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1997                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance December 31, 1997              12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

December 18, 1998, changed from
   no par value to $0.001                                (1,858)          1,858

December 18, 1998, forward stock
   1000:1                                                 1,858          (1,858)

Net loss, December 31, 1998                                                                 (450)           (450)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1998             12,090,000       $12,090        $(10,230)        $ (2,320)       $   (450)

Net loss, December 31, 1999                                                              (22,668)        (22,668)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1999             12,090,000       $12,090        $(10,230)        $(24,978)       $(23,118)

Net loss, December 31, 2000                                                               (8,394)         (8,394)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2000             12,090,000       $12,090        $(10,230)        $(33,372)       $(31,512)

Net loss, December 31, 2001                                                               (4,888)         (4,888)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2001             12,090,000       $12,090        $(10,230)        $(38,260)       $(36,400)

Net loss, December 31, 2002                                                               (3,156)         (3,156)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2002             12,090,000       $12,090        $(10,230)        $(41,416)       $(39,556)

Net loss, December 31, 2003                                                                  (85)            (85)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2003             12,090,000       $12,090        $(10,230)        $(41,501)       $(39,641)

Net loss, December 31, 2004                                                               (2,840)         (2,840)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2004             12,090,000       $12,090        $(10,230)        $(44,341)       $(42,481)
Net loss, December 31, 2005                                                               (8,415)         (8,415)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2005             12,090,000       $12,090        $(10,230)        $(52,756)       $(50,896)
July 14, 2006, forward stock
  dividend: 5.5:1
Net loss, December 31, 2006                                                              ( 4,387)        ( 4,387)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006             12,090,000       $12,090        $(10,230)        $(57,143)       $(55,283)
Net loss, December 31, 2007                                                              ( 5,280)        ( 5,280)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007             12,090,000       $12,090        $(10,230)        $(62,423)       $(60,563)
Net loss, March 31, 2008                                                                 ( 3,500)        ( 3,500)
                                       __________       _______        ________         ________        ________
Balance, March 31, 2008(Unaudited)     12,090,000       $12,090        $(10,230)        $(65,923)       $(64,063)
                                       ==========       =======        ========         ========        ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                               Dec. 21, 1992
                                         Quarter Ended     Quarter Ended      (inception) to
                                             March 31,         March 31,           March 31,
                                                  2008              2007                2008
                                            (Unaudited)       (Unaudited)         (Unaudited)
                                         _____________     _____________       _____________

Cash Flows From
Operating Activities
    Net loss                               $   (3,500)       $   (1,800)        $  (65,923)
    Changes in assets and liabilities
    Increase (decrease) in accounts
       payable                                  3,500              (456)             3,500
                                           __________        __________         __________

         Net cash used in
            operating activities           $        -       $    (2,256)        $  (62,423)
                                           __________        __________         __________

Cash Flows From
Investing Activities                       $        -        $        -         $        -
                                           __________        __________         __________
Cash Flows From
Financing Activities
   Issuance of common stock                $        -        $        -         $    1,860
   Increase in officer advances                     -             2,256             60,563
                                           __________        __________         __________

         Net cash provided by
            financing activities           $        -             2,256             62,423
                                           __________        __________         __________

         Net increase (decrease)
            in cash                        $        -        $        -         $        -

Cash, beginning of period                           -                 -         $        -
                                           __________        __________         __________

Cash, end of period                        $        -        $        -         $        -
                                           ==========        ==========         ==========

SUPPLEMENTAL INFORMATION

Interest paid                              $        -        $        -         $        -
                                           ==========        ==========         ==========
Income taxes paid                          $        -        $        -         $        -
                                           ==========        ==========         ==========


                 See Accompanying Notes to Financial Statements.


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The accompanying Financial Statements of Sierra Resource Group, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed.

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as at March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

CASH

For the statement of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123(R) and expenses share based costs in the period incurred.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash or material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has experienced recurring net operating losses and had an accumulated deficit of $65,923 as of March 31, 2008. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement our business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At March 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. STOCKHOLDERS' DEFICIT

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not fomulated a policy for the resolution of such conflicts. As of March 31, 2008 and December 31, 2007, the Company owed an officer $60,563 and $60,563, respectively.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5. SUBSEQUENT EVENTS

On April 30, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note of $29,500 secured by the oil and gas interests assigned. According to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of ..035% working interests with a .03% net revenue interest in three wells. The Company has incurred an obligation for $29,500 for the interests to the Assignor, all due and payable in April 2010. The Assignor had paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc., during the period ended April 30, 2008 for the acquired interests assigned.

As of March 31, 2008 and December 31, 2007, the Company owed an officer $60,563 and $60,563, respectively. The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note is due and payable in April 2010. Giving effect to the transaction, the Company is directly or indirectly obligated to the officer and director in the total sum of $90,063.

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

Sierra Resource Group, Inc. (sometimes the "Company") currently has limited assets or operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements for leasehold interests in both developed and undeveloped acres. In the event any leasehold interests were acquired, we intended to enter into exploration and development agreements with third parties wherein said third parties would, at its risk and expense, operate, develop and explore the property thereby relieving us of any future significant operating, exploration and development costs. We contemplated negotiating or retaining a small volumetric overriding royalty interest above the royalty leasehold interest and/or a retention of a working interest. If we needed additional funds, an offering of the Company's securities was contemplated. As at March 31, 1993, the Company was still deemed to be a development stage company and all funds raised in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

On April 30, 2008, we entered and completed our acquisition of certain assets as described in the "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note of $29,500 secured by the oil and gas interests assigned.

Pursuant to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a .03% net revenue interest in three wells. The Assignor had paid $29,500 for the interest to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc., during the period ended April 30, 2008.

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

FINANCIAL CONDITION

Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

LIQUIDITY AND OPERATIONAL RESULTS

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

LIQUIDITY

As of March 31, 2008, we had total liabilities of $64,063 and we had a negative net worth of $64,063. As of December 31, 2007, we had total liabilities of $60,563 and a negative net worth of $60,563.

We have had no revenues from inception through March 31, 2008. We have an accumulated deficit from inception through March 31, 2008 of $65,923.

We have an officer's advance of $60,563 as of March 31, 2008 and December 31, 2007.

ITEM 3. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10Q (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures are not effective.

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

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duties due to management accounting size, management has engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was not effective for the quarter ended March 31, 2008.

o As a part of our quarterly review of our disclosure controls and procedures, we determined that our procedures did not provide for our independent auditors to review the Form 10-Q, financial statements and notes to financial statements prior to filing with the Securities Exchange Commission. We are implementing controls to prevent future occurrences. Which includes, effective correspondences with our auditors regarding their review of our financial information prior to any filings and obtaining any needed approvals thereto.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of quarter ended March 31, 2008.

The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..................................................NONE

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

2. There may not be any oil or gas on our property.

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

6. There may exist adverse federal and state taxation laws.

Federal and state income tax laws are of particular significance to the oil and gas industry. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which we may conduct oil and gas activities may also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which may adversely affect us.

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

Although our agreements with others provide for the funding of our current projects, we believe that we do not have adequate funds available to acquire future prospects or to drill and complete wells on future leases (without other participants). Our continued operation therefore depends upon our ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease future activities.

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



Dated: July 1, 2008



                           SIERRA RESOURCE GROUP, INC.



                           By: /s/ SANDRA J. ANDRE
                               _________________________________________
                                   Sandra J. Andre
                                   President and Chief Executive Officer



                           By: /s/ PAUL W. ANDRE
                               _________________________________________
                                   Paul W. Andre
                                   Treasurer and Chief Financial Officer