Form 10-Q
period 2008-06-30
SIERRA RESOURCE GROUP INC
filed 2008-08-08
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

At June 30, 2008, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS


FINANCIAL STATEMENTS

          Contents                                                             3

          Balance Sheets                                                       4

          Statements of Operations                                             5

          Statement of Stockholders' Deficit                                   6

          Statements of Cash Flows                                             7

          Notes to Financial Statements                                     8-11
________________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                     As of            As of
                                                                  June 30,     December 31,
                                                                      2008             2007
                                                                (Unaudited)        (Audited)
                                                                 _________      ___________
                                     ASSETS
CURRENT ASSETS
   Cash in Bank                                                  $     812      $         -
   Accounts Receivable                                                  16                -
   Oil & Gas Interests                                              29,500                -
                                                                 _________      ___________

     Total current assets                                           30,328                -
                                                                 _________      ___________

          Total assets                                           $  30,328      $         -
                                                                 =========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Officers advances                                           $  68,429      $    60,563
                                                                 _________      ___________

          Total current liabilities                                 68,429           60,563
                                                                 _________      ___________

LONG-TERM LIABILITIES
   Note payable                                                     29,500                -
                                                                 _________      ___________

          Total long-term liabilities                               97,929           60,563
                                                                 _________      ___________

          Total liabilities                                         97,929           60,563
                                                                 _________      ___________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at June 30, 2008 and December 31, 2007               12,090           12,090
     Additional paid-in capital                                    (10,230)         (10,230)
     Accumulated deficit during development stage                  (69,461)         (62,423)
                                                                 _________     ____________

          Total stockholders' deficit                              (67,601)         (60,563)
                                                                 _________     ____________

               Total liabilities and stockholders' deficit       $  30,328      $         -
                                                                 =========      ===========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                    For the three      For the three        For the six        For the six        From inception
                                     Months Ended       Months Ended       Months Ended       Months Ended      Dec. 21, 1992 to
                                    June 30, 2008      June 30, 2007      June 30, 2008      June 30, 2007         June 30, 2008
                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)           (Unaudited)
                                    _____________      _____________      _____________      _____________        ______________

Revenues                             $        78        $         -        $        78        $         -         $        78

Cost of revenue                                -                  -                  -                  -                   -
                                     ___________        ___________        ___________        ___________         ___________

           Gross profit                       78                  -                 78                  -                  78

General, selling and
   administrative expenses                 3,616                444              7,116              2,244              69,539
                                     ___________        ___________        ___________        ___________         ___________
           Operating loss                 (3,616)              (444)            (7,116)            (2,244)            (69,539)

Non operating income (expense)                 -                  -                  -                  -                   -
                                     ___________        ___________        ___________        ___________         ___________

   Net loss                          $    (3,538)       $      (444)       $    (7,038)       $    (2,244)        $   (69,461)
                                     ===========        ===========        ===========        ===========         ===========

   Net loss per share, basic
   and diluted                       $     (0.00)       $     (0.00)       $     (0.00)       $     (0.00)        $     (0.00)
                                     ===========        ===========        ===========        ===========         ===========

   Average number of shares
   of common stock outstanding        12,090,000         12,090,000         12,090,000         12,090,000          12,090,000
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
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)        $      -        $  1,860
Net loss, December 31, 1992                                                               (1,860)         (1,860)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1992             12,090,000       $12,090        $(10,230)        $      -        $      -
Net loss, December 31, 1993                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1993             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -
Net loss, December 31, 1994                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1994             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1995                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1995             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1996                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1996             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1997                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance December 31, 1997              12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

December 18, 1998, changed from
   no par value to $0.001                                (1,858)          1,858

December 18, 1998, forward stock
   1000:1                                                 1,858          (1,858)

Net loss, December 31, 1998                                                                 (450)           (450)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1998             12,090,000       $12,090        $(10,230)        $ (2,320)       $   (450)

Net loss, December 31, 1999                                                              (22,668)        (22,668)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1999             12,090,000       $ 1,860        $(10,230)        $(24,978)       $(23,118)

Net loss, December 31, 2000                                                               (8,394)         (8,394)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2000             12,090,000       $12,090        $(10,230)        $(33,372)       $(31,512)

Net loss, December 31, 2001                                                               (4,888)         (4,888)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2001             12,090,000       $12,090        $(10,230)        $(38,260)       $(36,400)

Net loss, December 31, 2002                                                               (3,156)         (3,156)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2002             12,090,000       $12,090        $(10,230)        $(41,416)       $(39,556)

Net loss, December 31, 2003                                                                  (85)            (85)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2003             12,090,000       $12,090        $(10,230)        $(41,501)       $(39,641)

Net loss, December 31, 2004                                                               (2,840)         (2,840)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2004             12,090,000       $12,090        $(10,230)        $(44,341)       $(42,481)
Net loss, December 31, 2005                                                               (8,415)         (8,415)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2005             12,090,000       $12,090        $(10,230)        $(52,756)       $(50,896)
July 14, 2006, forward stock
  dividend: 5.5:1
Net loss, December 31, 2006                                                              ( 4,387)        ( 4,387)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006             12,090,000       $12,090        $(10,230)        $(57,143)       $(55,283)
Net loss, December 31, 2007                                                              ( 5,280)        ( 5,280)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007             12,090,000       $12,090        $(10,230)        $(62,423)       $(60,563)
Net loss, June 30, 2008                                                                   (7,038)         (7,038)
                                       __________       _______        ________         ________        ________
Balance, June 30, 2008(Unaudited)      12,090,000       $12,090        $(10,230)        $(69,461)       $(67,601)
                                       ==========       =======        ========         ========        ========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS



                                                   For the Six          For the Six          From inception
                                                  Months Ended         Months Ended        Dec. 21, 1992 to
                                                 June 30, 2008        June 30, 2007           June 30, 2008
                                                   (Unaudited)          (Unaudited)             (Unaudited)
                                                 _____________        _____________        ________________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                        $ ( 7,038)           $ ( 2,244)            $ (69,461)
Changes in assets and liabilities
   (Increase) decrease in accounts
      receivable                                         (16)                   -                   (16)
   Increase (decrease) in accounts
      payable                                              -                 (456)                    -
                                                   _________            _________             _________

Net cash used in operating activities                 (7,054)              (2,700)              (69,477)
                                                   _________            _________             _________

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in oil and gas interests               (29,500)                   -               (29,500)
                                                   _________            _________             _________

   Net cash used in investing activities             (29,500)                   -               (29,500)

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                                -                    -                 1,860
   Increase in officer advances                        7,866                2,700                68,429
   Proceeds from note payable                         29,500                    -                29,500
                                                   _________            _________             _________

Net cash provided by financing activities             37,366                2,700                99,789
                                                   _________            _________             _________

Net increase (decrease) in cash                          812                    -                   812

Cash, beginning of period                                  -                    -                     -

Cash, end of period                                $     812            $       -             $     812
                                                   =========            =========             =========

SUPPLEMENTAL INFORMATION

Interest paid                                      $       -            $       -             $       -
                                                   =========            =========             =========
Income taxes paid                                  $       -            $       -             $       -
                                                   =========            =========             =========


                 See Accompanying Notes to Financial Statements.


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The accompanying Financial Statements of Sierra Resource Group, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed.

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of June 30, 2008 and the results of operations and cash flows for the three and six months ended June 30, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Sierra Resource Group, Inc. ("Company") was organized December 21, 1992 under the laws of the State of Nevada. The Company currently has start-up operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a Development Stage Enterprise.

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

CASH

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2008 and December 31, 2007.

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

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 during 2008, 2007, and since inception. As of June 30, 2008 and December 31, 2007, and since inception, the Company had no dilutive potential common shares.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have adequate cash, or significant material assets, nor does it have substantial operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has experienced recurring net operating losses and had an accumulated deficit of $69,461 as of June 30, 2008. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

provisions.  This  Statement  is  expected  to  expand  the  use of  fair  value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Effective January 1, 2008, the Company adopted this statement. To date, the Company has not applied this standard to the measurement of any reported amounts. Accordingly, the adoption of this standard did not have any impact on the Company's results of operations or financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for years, and interim periods within those years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted.

At June 30, 2008, the Company did not have any noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures and Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, " (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair value of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why any entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows, SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At June 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default ( insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This statement requires expanded disclosures about financial guarantees contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2008
                                   (UNAUDITED)


NOTE 2. STOCKHOLDERS DEFICIT (CONTINUED)

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2008 and December 31, 2007, the Company owed an officer $68,429 and $60,563, respectively.

During the period ended June 30, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. According to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a ..03% net revenue interest in three wells. The Company incurred an obligation for $29,500 for the interests to the Assignor, all due and payable in April 2010. The Assignor paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the period ended June 30, 2008 for the acquired interests assigned.

The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note is due and payable in April 2010. Giving effect to the transaction, the Company is directly or indirectly obligated to the officers and directors in the total sum of $97,929.

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

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

1. We will attempt to obtain a trading symbol to trade our shares in the OTC Bulletin Board System. A broker-dealer has been requested to make application to the Financial Industry Regulatory Authority for a trading symbol to begin trading our shares on the OTC Bulletin Board.

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

The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1992, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current revised holding periods applicable to affiliates and non-affiliates is not now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell, (ii) is subject to the Exchange Act reporting obligations, (iii) has filed all required Exchange Act reports during the preceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold Rule 144. The amendment to Rule 144(i)(1)(i) was not intended to capture a "startup company," or a company with a limited operating history or the shares originally issued by us in 1992, except for the shares of stock currently held by our officers and directors (affiliates).

FINANCIAL CONDITION

Our auditor's going concern opinion for the prior year then ended December 31, 2007 and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

LIQUIDITY

As of June 30, 2008, we had total assets of $30,328 and total liabilities of $97,929 and we had a negative net worth of $67,601. As of December 31, 2007, we had no assets and total liabilities of $60,563 and a negative net worth of $60,563.

We have had nominal revenues from inception through June 30, 2008. We have an accumulated deficit from inception through June 30, 2008 of $69,461.

We have an officer's advance of $60,563 as of December 31, 2007 and $68,429 as of June 30, 2008. The note payable of $29,500 is to an affiliate of an officer and giving effect to the note, the Company was obligated to the officer as of June 30, 2008 for $97,929.

ITEM 3. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10Q (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 4(T). CONTROLS AND PROCEDURES.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended June 30, 2008.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of quarter ended June 30, 2008.

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

ITEM 3 -  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES..................None

ITEM 4 -  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS..................None

ITEM 5 -  OTHER INFORMATION.................................................None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There were two current reports on Form 8-K and one amendment to a current report filed during the quarter for which this report is filed. The current reports on Form 8-K were filed on April 16, 2008 and May 5, 2008 and the amendment to the current report was filed June 27, 2008. The following exhibits are filed with this report:

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



Dated: August 8, 2008



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