Form 10-Q
period 2008-09-30
SIERRA RESOURCE GROUP INC
filed 2008-11-06
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

At Septmeber 30, 2008, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

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
________________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                     As of            As of
                                                             September 30,     December 31,
                                                                      2008             2007

                                                               (Unaudited)        (Audited)
                                                             _____________     ____________

                    ASSETS
CURRENT ASSETS
   Cash in bank                                                  $     961      $         -
   Accounts receivable                                                 375                -
   Oil & Gas interests                                              29,500                -
                                                                 _________      ___________

     Total current assets                                           30,836                -
                                                                 _________      ___________

          Total assets                                           $  30,836      $         -
                                                                 =========      ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Officers advances                                           $  71,363      $    60,563
     Interest accrued-related party                                    742                -

                                                                 _________      ___________
          Total current liabilities                                 72,105           60,563
                                                                 _________      ___________

LONG-TERM LIABILITIES
   Note payable-related party                                       29,500                -
                                                                 _________      ___________

          Total long-term liabilities                               29,500                -
                                                                 _________      ___________

          Total liabilities                                        101,605           60,563
                                                                 _________      ___________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at September 30, 2008 and December 31, 2007          12,090           12,090
     Additional paid-in capital                                    (10,230)         (10,230)
     Accumulated deficit during development stage                  (72,629)         (62,423)
                                                                 _________     ____________

          Total stockholders' deficit                              (70,769)         (60,563)
                                                                 _________     ____________

               Total liabilities and stockholders' deficit       $  30,836      $         -
                                                                 =========      ===========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                    For the three       For the three        For the nine        For the nine      From inception
                                     Months Ended        Months Ended        Months Ended        Months Ended    Dec. 21, 1992 to
                               September 30, 2008  September 30, 2007  September 30, 2008  September 30, 2007  September 30, 2008
                                      (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
                               __________________  __________________  __________________  __________________  __________________

Revenues                             $       508        $         -        $       586        $         -         $       586

Cost of revenue                                -                  -                  -                  -                   -
                                     ___________        ___________        ___________        ___________         ___________

           Gross profit                      508                  -                586                  -                 586

General, selling and
   administrative expenses                 2,934              3,811             10,050              4,255              72,473
                                     ___________        ___________        ___________        ___________         ___________
           Operating loss                 (2,426)            (3,811)            (9,464)            (4,255)            (71,887)


Other income (expense)

      Interest expense                     (742)                  -               (742)                 -                (742)
                                     ___________        ___________        ___________        ___________         ___________

Total other income (expense)               (742)                  -               (742)                 -                (742)

    Net loss                         $   (3,168)        $    (3,811)       $   (10,206)       $    (4,255)        $   (72,629)
                                     ===========        ===========        ===========        ===========         ===========

   Net loss per share, basic         $    (0.00)        $     (0.00)       $     (0.00)       $     (0.00)        $     (0.01)
                                     ===========        ===========        ===========        ===========         ===========

   Weighted average number of
   shares of common stock
   outstanding                        12,090,000         12,090,000         12,090,000         12,090,000          12,090,000
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
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)        $      -        $  1,860
Net loss, December 31, 1992                     -             -               -           (1,860)         (1,860)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1992             12,090,000       $12,090        $(10,230)        $      -        $      -
Net loss, December 31, 1993                     -             -               -                -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1993             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -
Net loss, December 31, 1994                     -             -               -                -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1994             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1995                                                                    -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1995             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1996                     -             -               -                -               -
                                       __________       _______        ________         ________        ________

Balance, December 31, 1996             12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

Net loss, December 31, 1997                     -             -               -                -               -
                                       __________       _______        ________         ________        ________

Balance December 31, 1997              12,090,000       $12,090        $(10,230)        $ (1,860)       $      -

December 18, 1998, changed from
   no par value to $0.001                       -        (1,858)          1,858                -               -

December 18, 1998, forward stock
   1000:1                                       -         1,858          (1,858)               -               -

Net loss, December 31, 1998                     -             -               -             (450)           (450)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1998             12,090,000       $12,090        $(10,230)        $ (2,320)       $   (450)

Net loss, December 31, 1999                     -             -               -          (22,668)        (22,668)
                                       __________       _______        ________         ________        ________

Balance, December 31, 1999             12,090,000       $ 1,860        $(10,230)        $(24,978)       $(23,118)

Net loss, December 31, 2000                     -             -               -           (8,394)         (8,394)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2000             12,090,000       $12,090        $(10,230)        $(33,372)       $(31,512)

Net loss, December 31, 2001                     -             -               -           (4,888)         (4,888)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2001             12,090,000       $12,090        $(10,230)        $(38,260)       $(36,400)

Net loss, December 31, 2002                     -             -               -           (3,156)         (3,156)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2002             12,090,000       $12,090        $(10,230)        $(41,416)       $(39,556)

Net loss, December 31, 2003                     -             -               -              (85)            (85)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2003             12,090,000       $12,090        $(10,230)        $(41,501)       $(39,641)

Net loss, December 31, 2004                     -             -               -           (2,840)         (2,840)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2004             12,090,000       $12,090        $(10,230)        $(44,341)       $(42,481)
Net loss, December 31, 2005                     -             -               -           (8,415)         (8,415)
                                       __________       _______        ________         ________        ________

Balance, December 31, 2005             12,090,000       $12,090        $(10,230)        $(52,756)       $(50,896)
July 14, 2006, forward stock
  dividend: 5.5:1
Net loss, December 31, 2006                     -             -               -          ( 4,387)        ( 4,387)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2006             12,090,000       $12,090        $(10,230)        $(57,143)       $(55,283)
Net loss, December 31, 2007                     -             -               -          ( 5,280)        ( 5,280)
                                       __________       _______        ________         ________        ________
Balance, December 31, 2007             12,090,000       $12,090        $(10,230)        $(62,423)       $(60,563)
Net loss, September 30, 2008                    -             -               -          (10,206)        (10,206)
                                       __________       _______        ________         ________        ________
Balance, September 30, 2008(Unaudited) 12,090,000       $12,090        $(10,230)        $(72,629)       $(70,769)
                                       ==========       =======        ========         ========        ========


                      See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS



                                                  For the Nine         For the Nine          From inception
                                                  Months Ended         Months Ended        Dec. 21, 1992 to
                                            September 30, 2008   September 30, 2007      September 30, 2008
                                                   (Unaudited)          (Unaudited)             (Unaudited)
                                            ________________     _________________        ________________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                        $ (10,206)           $ ( 4,255)            $ (72,629)
Changes in assets and liabilities
   (Increase) in accounts
      receivable                                        (375)                   -                  (375)
Increase(decrease) in interest
      accrued-related party                              742                 (456)                  742
                                                   _________            _________             _________

Net cash used in operating activities                 (9,839)              (4,711)              (72,262)
                                                   _________            _________             _________

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in oil and gas interests               (29,500)                   -               (29,500)
                                                   _________            _________             _________

   Net cash used in investing activities             (29,500)                   -               (29,500)

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                                -                    -                 1,860
   Increase in officer advances                       10,800                4,711                71,363
   Proceeds from note payable-related party           29,500                    -                29,500
                                                   _________            _________             _________

Net cash provided by financing activities             40,300                4,711               102,723
                                                   _________            _________             _________

Net increase in cash                                     961                    -                   961

Cash, beginning of period                                  -                    -                     -
                                                   _________            _________             _________

Cash, end of period                                $     961            $       -             $     961
                                                   =========            =========             =========

SUPPLEMENTAL INFORMATION

Interest paid                                      $       -            $       -             $       -
                                                   =========            =========             =========
Income taxes paid                                  $       -            $       -             $       -
                                                   =========            =========             =========


                 See Accompanying Notes to Financial Statements.


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The accompanying Financial Statements of Sierra Resource Group, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed.

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of September 30, 2008 and the results of operations and cash flows for the three and nine months ended September 30, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

CASH

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2008 and December 31, 2007.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment" This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earning per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 during 2008, 2007, and since inception. As of September 30, 2008 and December 31, 2007, and since inception, the Company had no dilutive potential common shares.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have adequate cash, or significant material assets, nor does it have substantial operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has experienced recurring net operating losses and had an accumulated deficit of $72,629 as of September 30, 2008. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, ("The fair value option for financial assets and financial liabilities- including an amendment of FASB statement No.115"). ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Effective January 1, 2008, the Company adopted this statement. To date, the Company has not applied this standard to the measurement of any reported amounts. Accordingly, the adoption of this standard did not have any impact on the Company's results of operations or financial position.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for years, and interim periods within those years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted.

At September 30, 2008, the Company did not have any noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures and Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", ("SFAS 161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair value of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why any entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At September 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the issued ("SFAS No. 163"), "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This statement requires expanded disclosures about financial guarantee contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

On December 18, 1998, the Company's shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares. The number of common shares outstanding increased from 1,860 to 1,860,000. Prior period information has been restated to reflect the stock split.

On July 14, 2006, the Company's shareholders declared a 5.5 share dividend for each of the issued and outstanding shares. The record date was July 28, 2006; payable July 31, 2006. The number of common shares outstanding increased from 1,860,000 to 12,090,000. Prior period information has been restated to reflect the stock dividend.

The Company has not authorized any preferred stock.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer and resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2008 and December 31, 2007, the Company owed an officer $72,105 and $60,563, respectively.

During the period ended June 30, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. According to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a ..03% net revenue interest in three wells. The Company incurred an obligation for $29,500 for the interests to the Assignor, all due and payable in April 2010. This note bears no interest, however the Company has decided to impute interest based on APB 21 "Interest on Receivables and Payables" by imputing a reasonable rate of interest of 6% per annum. The Assignor paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the period ended June 30, 2008 for the acquired interests assigned.

The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note is due and payable in April 2010. Giving effect to the transaction, the Company is directly or indirectly obligated to the officers and directors in the total sum of $101,605.

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

2. We plan to investigate and attempt to attract possible projects, and merger or business acquisition candidates through the issuance of additional shares of our common stock. This will be a continuous effort.

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

On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current revised holding periods applicable to affiliates and non-affiliates is not now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell, (ii) is subject to the Exchange Act reporting obligations, (iii) has filed all required Exchange Act reports during the preceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold under Rule 144. The amendment to Rule 144(i)(1)(i) was not intended to capture a "startup company," or a company with a limited operating history or the shares originally issued by us in 1992, except for the shares of stock currently held by our officers and directors (affiliates).

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

LIQUIDITY

As of September 30, 2008, we had total assets of $30,836 and total liabilities of $101,605 and we had a negative net worth of $70,769. As of December 31, 2007, we had no assets and total liabilities of $60,563 and a negative net worth of $60,563.

We have had nominal revenues from inception through September 30, 2008. We have an accumulated deficit from inception through September 30, 2008 of $72,629.

We had an officer's advance as of September 30, 2008 of $71,363 and $60,563 as of December 31, 2007. As of September 30, 2008, the total outstanding notes payable amount is $29,500, which is due to an affiliate of an officer and giving effect to the note and accrued interest, the Company was obligated to the officer as of September 30, 2008 for $101,605.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the quarter ended September 30, 2008.

The Company was not an "accelerated filer" for the 2007 fiscal year because it was qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act did not apply to the Company.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES...................None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS...................None

ITEM 5 - OTHER INFORMATION..................................................None


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


Dated: November 5, 2008


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