Form 10-K/A
period 2007-12-31
SIERRA RESOURCE GROUP INC
filed 2008-12-29
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                    FORM 10-K
                                 AMENDMENT NO. 1



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


     We had requested that Tingle furnish us with a letter addressed to the Company confirming his dismissal and whether or not he agrees with the Company's financial statements. A copy of the letter furnished by Tingle in response to that request, dated March 4, 2008 is filed as Exhibit 16.1 to the Form 8-K filed on April 15, 2008. We have filed an amendment to said Form 8-K on December 3, 2008. This amendment further expands this disclosure and corrects an Item Tag from 5.01 to 4.01 (change in accountants) and also contains a confirming letter from Tingle.


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

     As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation; no sufficient testing was conducted and further segregation of duties needs to be put in place. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

     During the period covered by this report, we have not made any changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     However, subsequent to the year end and during the period of time that DeJoya was completing their audit and review of our year end financial statements, we filed our Form 10-Q for the quarter ended March 31, 2008 on May 13, 2008 prior to DeJoya completing their audit and review of the corresponding financial statements. Thereafter, after DeJoya completed the review of the corresponding financial statements and completed the audit of our year end financial statements, we filed a Form 10-Q/A for the quarter ended March 31, 2008 on July 1, 2008 and disclosed this weakness.

     To remedy this weakness, we have (i) further added documentation to our preexisting disclosures and controls, and (ii) established additional communication procedures wherein (a) the segregation of duties are further defined and (b) all officers and directors, together with counsel and an unrelated Edgar filing service participate, directly or indirectly with each other, and communicate and participate in obtaining approval by our external auditors prior to any filings with the Securities and Exchange Commission.

     We conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.



     The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.


     We have no information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.



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

     The following documents are filed as part of this report:

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES



     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: December 24, 2008


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



Date: December 24, 2008


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