Form 10-Q/A
period 2008-03-31
SIERRA RESOURCE GROUP INC
filed 2008-12-29
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                                AMENDMENT NO. 2



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

ITEM 3. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.


Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10Q (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures were not effective.


There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



There have been changes in our internal controls over financial reporting that occurred after May 15, 2008 and prior to June 30, 2008 to remedy our president and treasurer's prior concern over the effectiveness of our current disclosure controls and procedures.

We had previously concluded for the quarter ended March 31, 2008 that our disclosure controls and procedures were ineffective. We had filed our Form 10-Q for the quarter ended March 31, 2008 on May 13, 2008 prior to our external auditors completing their audit and review of the corresponding financial statements. We recognize that all filings should be approved by our external auditors. Accordingly, we filed our Form 10-Q/A for the quarter ended March 31, 2008 on July 1, 2008 and disclosed this material weakness.

To remedy this material weakness, all officers and directors, together with counsel and an unrelated Edgar filing service participate, directly or indirectly, in obtaining approval by our external auditors prior to any filings with the Securities and Exchange Commission. This Form 10-Q/A has been reviewed and approved by our external auditors.

Based upon our assessment and the change that was implemented prior to the filing of this Form 10-Q/A for the quarter ended March 31, 2008, we conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.



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


Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management had concluded that our internal control over financial reporting was not effective for the quarter ended March 31, 2008 contained in the Form 10 filed on May 13, 2008.

o As a part of our quarterly review of our disclosure controls and procedures, we determined that our procedures did not provide for our independent auditors to review the Form 10-Q filed on May 13, 2008, financial statements and notes to financial statements prior to filing with the Securities Exchange Commission. We are implementing controls to prevent future occurrences. Which includes, effective correspondences with our auditors regarding their review of our financial information prior to any filings and obtaining any needed approvals thereto.

Our internal control over financial reporting was effective for the quarter ended March 31, 2008 reported in the Form 10-Q/A filed on July 1, 2000.


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




Dated: December 24, 2008




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