Form 10-Q/A
period 2008-06-30
SIERRA RESOURCE GROUP INC
filed 2008-12-29
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                               AMENDMENT NUMBER 1



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

ITEM 3. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.


There have been changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially effected, or is reasonably likely to materially affect our internal controls over financial reporting.

We had previously concluded for the quarter ended March 31, 2008 that our disclosure controls and procedures were ineffective. We had filed our Form 10-Q for the quarter ended March 31, 2008 on May 13, 2008 prior to our external auditors completing their audit and review of the corresponding financial statements. We recognize that all filings should be approved by our external auditors. Accordingly, we filed our Form 10-Q/A for the quarter ended March 31, 2008 on July 1, 2008 and disclosed this material weakness. As at June 30, 2008, all officers and directors, together with counsel and an unrelated Edgar filing service participate, directly or indirectly, in obtaining approval by our external auditors prior to any filings with the Securities and Exchange Commission. We believe that this remedied a prior weakness.

Based upon our assessment and the change that was implemented during the current quarter, we conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.


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