Form 10-K/A
period 2007-12-31
SIERRA RESOURCE GROUP INC
filed 2009-01-27
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                    FORM 10-K
                                 AMENDMENT NO. 2



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



     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [the "Exchange Act"]). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and form. This was not correct. The Company's disclosure controls and procedures were not effective at December 31, 2007 due to the Company's inadvertent failure to include in its Annual Report on Form 10-K or 10-K/A, management's assessment of internal controls over financial reporting.

Changes in Internal Controls

     During the quarter ended June 30, 2008, we made some changes in our internal control over financial reporting that addressed the material weaknesses which resulted in the Form 10-Q for the quarter ended March 31, 2008 to be effective. Also, during the quarter ended September 30, 2008, we initiated changes in our internal control over financial reporting that addressed the material weaknesses. We instituted new reporting and approval procedures that have remediated the disclosed material weakness and we further concluded that our internal control over financial reporting was effective for the quarter ended September 30, 2008.

     There have not been any other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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




Date: January 27, 2009


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



Date: January 27, 2009




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