Form 10-Q/A
period 2008-06-30
SIERRA RESOURCE GROUP INC
filed 2009-01-27
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                               AMENDMENT NUMBER 2



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



Our  disclosure  controls  and  procedures  (as  defined  in  Exchange  Act Rule
13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K.

The Company's disclosure controls and procedures were not effective at June 30, 2008, due to the Company's inadvertent failure to include in its Annual Report on Form 10-K for the year ended December 31, 2007 and the quarterly report on Form 10-Q for the quarter ended June 30, 2008, management's assessment of internal controls over financial reporting.

As a result of our ineffective controls and procedures as at June 30, 2008, we took and are taking measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in securities filing regulations that are applicable to us.

Changes in Internal Controls

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



Dated: January 27, 2009



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