Form 10-K
period 2008-12-31
SIERRA RESOURCE GROUP INC
filed 2009-03-23
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2008


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

     As of December 31, 2008 and as of the date hereof, the Registrant had 12,090,000 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

Item 1.  Business                                                             4

Item 1A. Risk Factors                                                         4

Item 1B. Unresolved Staff Comments                                            9

Item 2.  Properties                                                           9

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   11

Item 6.  Selected Financial Data                                             13

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          15

Item 8.  Financial Statements and Supplementary Data                         16

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            18

Item 9A. Controls and Procedures                                             18

Item 9B. Other Information                                                   19


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              19

Item 11. Executive Compensation                                              21

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          21

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                        22

Item 14. Principal Accountant Fees and Services                              23


                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                          24

Signatures                                                                   25

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

     On April 30, 2008, we entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") and closed the Agreement whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. According to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a ..03% net revenue interest in three wells. We incurred an obligation for $29,500 for the interests to the Assignor, all due and payable in April 2010. The Assignor paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the period ended June 30, 2008 for the acquired interests assigned.

     The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note is due and payable in April 2010. Giving effect to the transaction, we are directly or indirectly obligated to the officers and directors in the total sum of $108,539.

ITEM 1A.  RISK FACTORS.

     The following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative and involves a lot of risks. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his investment.

1.   We are reliant upon third parties.

     We are wholly dependent, at the present time, upon the efforts and abilities of Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. (and other unrelated interest holders) for the drilling, testing and completion of the wells. We also have other unrelated third parties who are drilling and operating the wells pursuant to agreements with Natural Gas & Oil "Choice" Development Fund I, LP. Natural Gas & Oil "Choice" Development Fund I, LP has assumed all of our future and contingent obligations relating to our interest, inclusive of drilling, testing and completion of the wells and/or costs associated with the abandonment of the well and shut-in costs. If either fails to perform, our business would be materially and adversely affected.

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

4.   Title to our wells may not be perfected.

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

5.   There may exist adverse federal and state taxation laws.

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

6.   There is substantial government regulation.

     The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the prices at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective.

7. We may have future needs for additional funds in order to finance our proposed business operations.

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

8. The volatility of oil and gas markets may have an adverse affect on our operations.

     In the past few years, the price of oil and gas has been volatile. During the last five years the price of oil has fluctuated from a low of approximately $35.00 per barrel to a high of approximately $150.00 per barrel. The price of gas has fluctuated from a low of approximately $1.80 per 1,000 cubic feet to a high of approximately $13.00 per 1,000 cubic feet. At the present time the price of oil is near $45.00 per barrel. The price of natural gas is near $4.00 per 1,000 cubic feet. There is no assurance that in the future prices for oil and gas production will stabilize at current rates. This fluctuation could have an adverse affect on our income if the price should decrease.

9. Operating and environmental hazards could have a negative impact on our operations.

     Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by us if we participate in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. We could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. We currently do not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.

10. Because the probability on an individual prospect ever having oil and gas is extremely remote, any future funds spent on exploration may be lost.

     The probability of an individual prospect ever having oil and gas is extremely remote. In all probability, the property does not contain any oil and gas. As such, any funds spent on exploration may be lost which result in a loss of your investment.

11. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

12. We lack a current operating history, have only had very limited revenues, have limited prospectus for additional future revenues, and have losses which expect to continue into the future. As a result, we may have to suspend or cease operations.

     We have no current operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $96,025 as of December 31, 2008. We have never had any historical revenues and we have limited current prospects for future revenues.

     Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

13. Because our management has limited experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management has limited experience with exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. Our management has limited experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches to oil and gas exploration. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result, we may have to suspend or cease operations which will result in the loss of your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

14. Because we are small and do not have capital, we will have to limit our future drilling activity which may result in a loss of your investment.

     Because we are small and do not have capital, we must limit our future drilling activity. As such, we may not be able to complete a drilling program that is as thorough as we would like. Further, we have not considered and will not consider any activity beyond our current drilling program until we have completed production on our existing leases.

15. Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, exploration of the property may be periodically interrupted or suspended.

16. Because officers and directors own more than 70% of the outstanding shares, they will be able to decide who will be directors and you may not be able to elect any directors.

     Our officers and directors own 70.4% shares and have and will continue to control us. Our officers and directors will still be able to elect all of our directors and control our operations.

17. FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

     The FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

18. Because there is no active public trading market for our common stock, you may not be able to resell your stock.

     Although a market maker has obtained the approval to have our securities quoted for trading in the OTC Bulletin Board System, there is currently no active public trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you may have to locate a buyer and negotiate your own sale. Our trading symbol for the OTC Bulletin Board System is SIRG.

19. In addition to having no full time management and lack of experience in the business, if we lose Paul Andre, our business could be impaired.

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

20.  You will receive no dividends on your investment.

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

21. If we issue future shares, present investors' per share value will be diluted.

     We are authorized to issue a maximum of 25,000,000 shares of common shares. As of the date hereof, there are 12,090,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.


22. Our shareholders may face significant restrictions on the resale of our common stock due to state "blue sky" laws.

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

     Current shareholders and persons who desire to purchase the common stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the securities.

     Any secondary trading market that may develop may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

23. Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     We do not have any unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

     Our executive offices are located at 6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103-4754 where we occupy space supplied by our registered agent. The space is approximately 200 square feet total, of which we occupy a small portion without charge. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

     We hold leasehold interest estates in the oil and gas leases located in Louisiana and Kansas. We have a .04% working interests with a .03% net revenue interest in one well and a 0.035% working interests with a .03% net revenue interest in three wells.

     Our Working Interest and Net Revenue Interest in the Snapper #2 Well is as follows:
                                                              Net Revenue
                                    Working Interest           Interest

                                          0.04%                  0.03%

     The balance of the Working Interest and Net Revenue Interest in the Snapper #2 Well is allocated to each participant in the well as follows:

Interest Holder                                               Net Revenue
                                    Working Interest           Interest

Natural Gas and Oil &                     3.75%                 2.625%
   "Choice" Development
    Fund 1, LP
Team Resources, Inc.                      1.50%                 1.050%
Cypress Drilling, LLC                    91.00%                63.700%
Et.al.
Crestwood Energy                          2.00%                 1.400%
Others                                    1.75%                 1.225%
Snapper Lease Landowner                   0.00%                30.000%

Total                                   100.00%                100.00%

     Our Working Interest and Net Revenue Interest in the Smith A #2, Schomaker #2, and Boger #2 Wells is as follows:

                                                              Net Revenue
                                    Working Interest           Interest

                                         0.035%                  0.03%

     The balance of the Working Interest and Net Revenue Interest in the Smith A #2, Schomaker #2, and Boger #2 Wells is allocated to each participant in the wells as follows:

Interest Holder                                               Net Revenue
                                    Working Interest           Interest

Natural Gas and Oil &                    35.00%               26.2500%
"Choice" Development
         Fund 1, LP
Team Resources, Inc.                     11.25%                8.4375%
Indian Oil Company                       18.75%               14.0625%
Crestwood Energy                         10.00%                7.5000%
Others                                   25.00%               18.7500%
Smith, Shomaker & Boger                   0.00%               25.0000%
         Lease Landowners

Total                                   100.00%                100.00%

     Although our principal executive offices are located in Las Vegas, Nevada, the officers and directors do not intend to conduct any business at said offices.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a)  Market Price.

     There is no established trading market in our Common Stock as of the date of this Form 10-K. A market maker has applied for and has obtain approval for our securities to be quoted in the OTC Bulletin Board system. Our symbol is SIRG.

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

     Currently, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale pursuant to a registration statement filed with the Securities and Exchange Commission on November 14, 2008 and declared effective on February 9, 2009 and/or under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a six month holding period, under certain circumstances, has unlimited public resales under said Rule if the seller complies with said Rule.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions) issued by a shell company. Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11) if the seller complies with said Rule.

     (c)  Dividends.

     On July 14, 2006, we declared a 5.5 for 1 stock dividend to our stockholders of record as of July 28, 2006. The 1,860,000 shares of stock then outstanding became 12,090,000 shares. No fractional shares were issued and the dividend shares were delivered to our stockholders entitled thereto on August 1, 2006. We do not intend to declare or pay any further stock dividends or cash dividends in the immediate future.

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

     We have not had any recent sale of unregistered securities.

ITEM 6.   SELECTED FINANCIAL DATA.

     Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

     The discussion contained herein contains "forward looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or "anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10K should be read as being applicable to all related forward-looking statements wherein they appear in this Form 10K. Our actual results could differ materially from those discussed in this report.

     (a)  Generally.

     Sierra Resource Group, Inc. (sometimes the "Company") currently has limited assets or operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements primarily for leasehold interests in both developed and undeveloped acreage. In the event any leasehold interests were acquired, we intended to enter into exploration and developmental agreements with third parties wherein said third parties would at its risk and expenses, operate, develop and explore the property thereby relieving us of any future significant operating, exploration and developmental costs. We contemplated negotiating or retaining a small overriding royalty interest above the royalty leasehold interest and/or retention of a working interest. If we needed additional funds, an offering of the Company's securities was contemplated. Of March 31, 1993, the Company was still deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expended and we, thereafter, became dormant.

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

     Pursuant to the Agreement, the Assignor conveyed 100% of .04% working interest with a .03% net revenue interest in one well and conveyed 100% of .035% working interest with a .03% net revenue interest in three wells. The Assignor paid $29,500 for the interest to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2008.

     Paul W. Andre, an officer and director of the Company, provided the funds to Sierra Asset Holdings LLC to acquire the working and net revenue interests in the wells from Natural Gas & Oil "Choice Development Fund I, LP, an unrelated party.

     Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. (with the other interest holders) have assumed all future and contingent obligations of the Assignor relating to the interests, inclusive of drilling, testing and completion of the wells and/or associated with the abandonment of the well and shut-in costs.

     As of the date hereof, we can also be defined as a "shell" company.

     (b)  Shell Issues.

     The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank check company as (i) a developmental stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that it's business plan is to engage in a merger or acquisition with an unidentified company or companies. We have not been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1992, we had a specific business plan and purposes. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company.

     On June 29, 2005, the Securities and Exchange Commission adopted rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer consultant or advisor, under certain circumstances), and review the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the kind of information as is available to investors on public companies with continuing operations.

     On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144(and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current holding periods applicable to affiliates and non-affiliates is now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell (ii) is subject to the Exchange Act reporting obligations (iii) has filed all required Exchange Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold under Rule 144. The amendment to Rule 144(i)(1)(i) was not intended to capture a "start-up company," or a company with limited operating history or the shares originally issued by us in 1992, except for the shares of stock currently held by our officers and directors (affiliates).

        (c) Plan of Operation.

     We intend to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities. We have currently recommended focusing our efforts on reviewing and negotiating the acquisition of mineral prospects or entering into a business combination with an existing mineral business. As of the date hereof, we have acquired interests in four wells. Other parties with whom our officers have held very preliminary negotiations appear to be insistent on our stock being listed on an exchange or a quotation system. Our stock is not currently listed on an exchange or quotation system.

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

     (d)  Financial Condition.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have sufficient cash or other material assets and that we are relying on advances from shareholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

     Since the Company has had no operating history nor any significant revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expense without corresponding revenues, at least until the acquisition of additional mineral prospects or the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate the acquisition of mineral prospects of a business combination with a profitable business.

     (e)  Liquidity and Operational Results.

     The Company has no current operating history and has minimal revenues or earnings from operations. The Company has limited financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the acquisition of additional mineral prospects or consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate the acquisition of additional mineral prospects or a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity or consummate such a business combination.

     We are dependent upon officers to meet any de minimis costs that may occur. Paul W. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company, to comply with the Securities Exchange Act of 1934, as amended provided he is an officer and director of th Company when the obligation is incurred. All advances are interest free.

     (f)  Liquidity.

     As of December 31, 2008, we had total assets of $14,374 and total liabilities of $108,539 and we had a negative net worth of $94,165. As of December 31, 2007, we had no assets and total liabilities of $60,563 and a negative net worth of $60,563.

     We have had nominal revenues from inception (December 21, 1992) through December 31, 2008. We have an accumulated deficit from inception through December 31, 2008, of $96,025.

     We had officer advances as of December 31, 2008 of $77,851 and $60,563 as of December 31, 2007. As of December 31, 2008, the total outstanding notes payable including accrued interest is $30,688, which is due to an affiliate of an officer and giving effect to the note and accrued interest, the Company was obligated to the officer as of December 31, 2008 for $108,539.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.











                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                     AUDITED
                                FINANCIAL REPORTS

                                DECEMBER 31, 2008
                                DECEMBER 31, 2007

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








______________________________________________________________________________

FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm                F-1

   Balance Sheets                                                         F-2

   Statements of Operations                                               F-3

   Statement of Stockholders' Deficit                                     F-4

   Statements of Cash Flows                                               F-5

   Notes to Financial Statements                                       F-6-11
______________________________________________________________________________

                         DE JOYA GRIFFITH & COMPANY, LLC
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
Sierra Resource Group, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007, and the related statements of operations, stockholder's deficit, and cash flows for the years then ended and from inception (December 21, 1992) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended and from inception (December 21, 1992) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DE JOYA GRIFFITH & COMPANY, LLC

/s/ DE JOYA GRIFFITH & COMPANY, LLC
___________________________________
De Joya Griffith & Company, LLC
Henderson, NV
February 5, 2008


________________________________________________________________________________


                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 563-1600 * Facsimile (702) 920-8049



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                    (AUDITED)
                                                                                               As of            As of
                                                                                        December 31,     December 31,
                                                                                                2008             2007
                                                                                       _____________     ____________

                                                           ASSETS

CURRENT ASSETS
     Cash                                                                              $       1,563     $          -
     Account receivable                                                                          174                -
     Oil & Gas interests - net                                                                12,637                -
                                                                                       _____________     ____________

            Total current assets                                                              14,374                -
                                                                                       _____________     ____________

                   Total assets                                                        $      14,374     $          -
                                                                                       =============     ============


                                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Officer advances                                                                  $      77,851     $     60,563
     Interest accrued - related party                                                          1,188                -
                                                                                       _____________     ____________

            Total current liabilities                                                         79,039           60,563
                                                                                       _____________     ____________

LONG-TERM LIABILITIES
     Note payable - related party                                                             29,500                -
                                                                                       _____________     ____________

            Total long-term liabilities                                                       29,500                -
                                                                                       _____________     ____________

            Total liabilities                                                                108,539           60,563
                                                                                       _____________     ____________


STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at December 31, 2008 and 2007                                                  12,090           12,090
     Additional paid-in capital                                                              (10,230)         (10,230)
     Accumulated deficit during development stage                                            (96,025)         (62,423)
                                                                                       _____________     ____________

            Total stockholders' deficit                                                      (94,165)         (60,563)
                                                                                       _____________     ____________

                   Total liabilities and stockholders' deficit                         $      14,374     $          -
                                                                                       =============     ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                    (AUDITED)



                                                                                                           Dec. 21, 1992
                                                                          Year Ended         Year Ended   (inception) to
                                                                         December 31,      December 31,     December 31,
                                                                                 2008              2007             2008
                                                                         ____________     _____________     ____________

Revenues                                                                 $        987     $           -     $        987

Cost of revenue                                                                     -                 -                -
                                                                         ____________     _____________     ____________

           Gross profit                                                           987                 -              987
General, selling and
   administrative expenses                                                     16,538             5,280           78,961
Amortization                                                                    6,556                 -            6,556
                                                                         ____________     _____________     ____________

Operating loss                                                                (22,107)           (5,280)         (84,530)

Other Income (expense)

Interest expense                                                               (1,188)                -           (1,188)
  Impairment loss on Oil and Gas interest                                     (10,307)                -          (10,307)
                                                                         ____________     _____________     ____________

  Total other income (expense)                                                (11,495)                -          (11,495)

   Net loss                                                              $    (33,602)    $      (5,280)    $    (96,025)
                                                                         ============     =============     ============



   Net loss per share, basic                                             $      (0.00)     $      (0.00)     $     (0.01)
                                                                         ============     =============     ============

   Average number of shares
   of common stock outstanding                                             12,090,000        12,090,000       12,090,000
                                                                         ============     =============     ============



                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                    (AUDITED)

                                                                                         Accumulated
                                                                                             Deficit
                                         Common Stock                  Additional             During
                                  _______________________________         Paid-In        Development
                                      Shares           Amount             Capital              Stage            Total
                                  ______________    _____________     ____________     _____________     ____________
December 21, 1992, issue
  common stock                        12,090,000    $      12,090     $    (10,230)    $           -     $      1,860
Net loss, December 31, 1992                                                                   (1,860)          (1,860)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 1992            12,090,000           12,090          (10,230)                -                -
Net loss, December 31, 1993                                                                       -                 -
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 1993            12,090,000           12,090          (10,230)           (1,860)               -
Net loss, December 31, 1994                                                                        -                -
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 1994            12,090,000           12,090          (10,230)           (1,860)               -
Net loss, December 31, 1995                                                                        -                -
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 1995            12,090,000           12,090          (10,230)           (1,860)               -
Net loss, December 31, 1996                                                                        -                -
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 1996            12,090,000           12,090          (10,230)           (1,860)               -
Net loss, December 31, 1997                                                                        -                -
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 1997            12,090,000           12,090          (10,230)           (1,860)               -
December 18, 1998, changed from no
    par value to $.001                                     (1,858)           1,858                 -                -
December 18, 1998, forward stock
    1000:1                                                  1,858           (1,858)                -                -
Net loss, December 31, 1998                                                                     (450)            (450)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 1998            12,090,000           12,090          (10,230)           (2,320)            (450)
Net loss, December 31, 1999                                                                  (22,668)         (22,668)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 1999            12,090,000            1,860          (10,230)          (24,978)         (23,118)
Net loss, December 31, 2000                                                                   (8,394)          (8,394)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2000            12,090,000           12,090          (10,230)          (33,372)         (31,512)
Net loss, December 31, 2001                                                                   (4,888)          (4,888)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2001            12,090,000           12,090          (10,230)          (38,260)         (36,400)
Net loss, December 31, 2002                                                                   (3,156)          (3,156)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2002            12,090,000           12,090          (10,230)          (41,416)         (39,556)
Net loss, December 31, 2003                                                                      (85)             (85)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2003            12,090,000           12,090          (10,230)          (41,501)         (39,641)
Net loss, December 31, 2004                                                                   (2,840)          (2,840)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2004            12,090,000           12,090          (10,230)          (44,341)         (42,481)
Net loss, December 31, 2005                                                                   (8,415)          (8,415)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2005            12,090,000           12,090          (10,230)          (52,756)         (50,896)
July 14, 2006, forward stock
    dividend: 5.5:1
Net loss, December 31, 2006                    -                -                -            (4,387)          (4,387)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2006            12,090,000           12,090          (10,230)          (57,143)         (55,283)
Net loss, December 31, 2007                    -                -                -            (5,280)          (5,280)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2007            12,090,000    $      12,090     $    (10,230)    $     (62,423)    $    (60,563)
Net loss, December 31, 2008                                                                  (33,602)         (33,602)
                                  ______________    _____________     ____________     _____________     ____________
Balance, December 31, 2008            12,090,000    $    12,090       $    (10,230)    $     (96,025)    $    (94,165)
                                  ==============    =============     ============     =============     ============


                 See Accompanying Notes to Financial Statements


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                    (AUDITED)

                                                                                                         Dec. 21, 1992
                                                                         Year Ended        Year Ended   (inception) to
                                                                       December 31,      December 31,     December 31,
                                                                               2008              2007             2008
                                                                       ____________     _____________     ____________
CASH FLOWS FROM OPERATING ACTIVITIES

            Net loss                                                   $    (33,602)    $      (5,280)    $    (96,025)

    Adjustments to reconcile net loss to net cash
    used in operating activities;
         Amortization                                                         6,556                 -            6,556
         Impairment of oil and gas interest                                  10,307                 -           10,307

     Changes in operating assets and liabilities
    (Increase) in accounts receivable                                          (174)             (456)            (174)

    Increase in interest accrued - related party                              1,188                 -            1,188
                                                                       ____________     _____________     ____________


           Net cash used in operating activities                            (15,725)           (5,736)         (78,148)
                                                                       ____________     _____________     ____________

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in oil and gas interests                                     (29,500)                -          (29,500)
                                                                       ____________     _____________     ____________

           Net cash used in investing activities                            (29,500)                -          (29,500)


CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock                                                      -                 -            1,860
    Increase in officer advances                                             17,288                 -           77,851
    Proceeds from note payable - related party                               29,500             5,736           29,500
                                                                       ____________     _____________     ____________

    Net cash provided by financing activities                                46,788             5,736          109,211
                                                                       ____________     _____________     ____________

         Net increase in cash

Cash, beginning of period                                                         -                 -                -
                                                                       ____________     _____________     ____________

Cash, end of period                                                    $      1,563     $           -     $      1,563
                                                                       ============     =============     ============


                 See Accompanying Notes to Financial Statements.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

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

CASH

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007.

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

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNING PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 for the years ended December 31, 2008 and 2007. For the years ended December 31, 2008 and 2007, the Company had no dilutive potential common stock.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have adequate cash, or significant material assets, nor does it have substantial operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of ($96,025). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCMENTS

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

In December 2007, the FASB issued SFAS 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51" ("SFAS 160") SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to clarify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for years, and interim periods within those years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. At December 31, 2008, the Company did not have any noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133", ("SAFS") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair value of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about
(a) how and why any entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. At December 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued ("SFAS No.163"), "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60." SFAS 163 requires that an insurance enterprises recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantees insurance contracts by insurance enterprises. This statement requires expanded disclosures about financial guarantee contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is aware of the requirements of SFAS 163 and will disclose when appropriate.

NOTE 2.  STOCKHOLDER'S DEFICIT

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On December 21, 1992 the Company authorized and issued 1,860 shares of its no par value common stock in consideration of $1,860 in cash.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)


NOTE 2. STOCKHOLDER'S DEFICIT (CONTINUED)

On December 18, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On December 18, 1998, the Company's shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares. The number of common shares outstanding increased from 1,860 to 1,860,000. Prior period information has been restated to reflect the stock split, on a retroactive basis.

On July 14, 2006, the Company's shareholders declared a 5.5 share dividend for each one share of the issued and outstanding shares. The record date was July 28, 2006; payable July 31, 2006. The number of common shares outstanding increased from 1,860,000 to 12,090,000. Prior period information has been restated to reflect the stock dividend on a retroactive basis.

The Company has not authorized any preferred stock.

There are no warrants or options outstanding to acquire additional shares of common stock of the Company.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer and resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2008 and December 31, 2007, the Company owed an officer $77,851 and $60,563, respectively.

During the year ended December 31, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. The Company is amortizing the oil and gas interest on a 3 year straight line method. Total amortization expense for the years ended December 31, 2008 and 2007 was $6,556 and $nil, respectively. According to the Agreement, the Assignor conveyed 100% of the .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a .03% net revenue interest in three wells. The Company incurred an obligation of $29,500 for the interests to the Assignor, all due and payable in April 2010. The note bears no interest; however the Company has decided to impute interest based on APB 21 "INTEREST ON RECEIVABLES AND PAYABLES" by imputing a reasonable rate of interest of 6% per annum. The Assignor paid cash in the amount of $29,500 to Natural Oil & Gas "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2008 for the acquired interests assigned.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)

NOTE 3. RELATED PARTY TRANSACTIONS (CONTINUED)

The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. Giving effect to the transaction, the Company is directly or indirectly obligated to the officers and directors in the total sum of $108,539.


NOTE 4. FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy: Level 1 Inputs - Quoted prices for identical instruments in active markets, Level 2 Inputs - Quoted prices for similar instruments in active markets: quoted prices for identical or similar instruments in markets that are not active: and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Level 3 Inputs - Instruments with primarily unobservable value drivers. The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Fair Value Measurement Using:

                Description          Year Ended      Significant        Total
                ___________           12/31/08      Unobservable        Gains
                                      ________         Inputs          (Losses)
                                                       ______          ________

         Oil and Gas interest         $12,637          $12,637         ($10,307)

In accordance with the provisions of Statement 144, long lived assets held and used with a carrying amount of $22,944 were written down to their fair market value of $12,637, resulting in an impairment charge of ($10,307), which was included in earnings for the period.

NOTE 5. INCOME TAXES

At December 31, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $85,718 and $62,423 respectively, which begins to expire between 2016 and 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

                                         2008           2007
                                       ________       ________
Deferred tax assets:
Net operating loss carryforward        $ 85,718       $ 62,423
                                       ________       ________

      Total deferred tax assets          30,001         21,848

Less: Valuation Allowance               (30,001)       (21,848)
                                       ________       ________

    Net Deferred Tax Assets            $     --       $     --

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $85,718 and $21,848, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2008 and 2007, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31:

                                         2008            2007
                                       ________       ________

Federal statutory tax rate              (35.0)%        (35.0)%
Foreign                                  (4.5)%         (4.5)%

Change in valuation allowance            39.5 %         39.5 %
                                       ________       ________

Effective tax rate                        0.0 %          0.0 %

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

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

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

     We conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     The Company is not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


     Name                          Ages                     Position

     Sandra J. Andre                55      President, Chief Executive Officer
     1150 South Tamarisk Drive              and Director
     Anaheim Hills, CA 92807

     Paul W. Andre                  65      Secretary, Treasurer, Chief
     6767 Tropicana Blvd.,                  Financial Officer and Director
     Suite 207
     Las Vegas, Nevada 89103

     Suzette M. Encarnacion         42      Director
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

     We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-K.

Board Meetings.

     Our board held eight (8) meetings during the period covered by this annual report.

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

                   Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Sandra J. Andre              2,340,000       19.35%
                  1150 South Tamarisk Drive
                  Anaheim Hills, CA 92807

Common            Paul W. Andre                4,875,000       40.32%
                  6767 Tropicana Avenue
                  Suite 207
                  Las Vegas, Nevada 89103

Common            Suzette M. Encarnacion       1,300,000       10.75%
                  608 Idaho AVenue, #3
                  Santa Monica, CA 90403

Common            All Officers and             8,515,000       70.42%
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

                   Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Sandra J. Andre              2,340,000       19.35%
                  1150 South Tamarisk Drive
                  Anaheim Hills, CA 92807

Common            Paul W. Andre                4,875,000       40.32%
                  6767 Tropicana Avenue
                  Suite 207
                  Las Vegas, Nevada 89103

Common            Suzette M. Encarnacion       1,300,000       10.75%
                  608 Idaho AVenue, #3
                  Santa Monica, CA 90403

Common            All Officers and             8,515,000       70.42%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Except as set forth herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-K.

     On April 28, 2008, we entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") and closed the Agreement whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. According to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a ..03% net revenue interest in three wells. We incurred an obligation for $29,500 for the interests to the Assignor, all due and payable in April 2010. The Assignor paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2008 for the acquired interests assigned.

     The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note is due and payable in April 2010. Giving effect to the transaction, we are directly or indirectly obligated to the officers and directors in the total sum of $108,539.

     Our current officers and directors (Paul Andre, Sandra Andre and Suzette Encarnacion) may be deemed to be promoters, as that term is defined in the federal securities laws.

     Any transactions between the Company and its officers, directors or five percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors.

     Except as described above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     (1)  any of our directors or officers;

     (2)  any person proposed as a nominee for election as a Director;

     (3) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

     (4) any members of the immediate family (including spouse, parents, children, siblings and in-laws) any of the above persons.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2007            2008
_______________________________________________

Audit Fees               $3,000          $9,750

Audit Related Fees         None            None

Tax Fees                    125            None

All Other Fees             None            None

Pre Approval of Services by the Independent Auditor

     The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to DeJoya Griffith & Company, LLC and Kyle A. Tingle in 2007 were pre-approved by the Board of Directors.

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

                  32.2 Section 906 Certification.*

     * Included in Exhibit 32.1

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 23, 2009


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


Date: March 23, 2009


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