Form 10-Q
period 2009-03-31
SIERRA RESOURCE GROUP INC
filed 2009-05-12
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

At March 31, 2009, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                 MARCH 31, 2009
                               DECEMBER 31, 2008

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS


________________________________________________________________________________

FINANCIAL STATEMENTS

          Balance Sheets                                                       4

          Statements of Operations                                             5

          Statement of Stockholders' Deficit                                   6

          Statements of Cash Flows                                             7

          Notes to Financial Statements                                     8-12
________________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                     As of            As of
                                                                 March 31,     December 31,
                                                                      2009             2008
                                                               (Unaudited)        (Audited)
                                                             _____________     ____________

                                     ASSETS
CURRENT ASSETS
   Cash                                                          $   1,800      $     1,563
   Account receivable                                                   66              174
                                                                 _________      ___________

     Total current assets                                            1,866            1,737
                                                                 _________      ___________

   Oil & Gas interests -net                                         11,283           12,637
                                                                 _________      ___________

          Total assets                                           $  13,149      $    14,374
                                                                 =========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Officer advances                                            $  83,896      $    77,851
     Interest accrued-related party                                  1,624            1,188

                                                                 _________      ___________
          Total current liabilities                                 85,520           79,039
                                                                 _________      ___________

LONG-TERM LIABILITIES
   Note payable-related party                                       29,500           29,500
                                                                 _________      ___________

          Total long-term liabilities                               29,500           29,500
                                                                 _________      ___________

          Total liabilities                                        115,020          108,539
                                                                 _________      ___________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at March 31, 2009 and December 31, 2008              12,090           12,090
     Additional paid-in capital                                    (10,230)         (10,230)
     Accumulated deficit during development stage                 (103,731)         (96,025)
                                                                 _________     ____________

          Total stockholders' deficit                             (101,871)         (94,165)
                                                                 _________     ____________

               Total liabilities and stockholders' deficit       $  13,149      $    14,374
                                                                 =========      ===========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                      Dec. 21, 1992
                                              Quarter Ended       Quarter Ended      (inception) to
                                             March 31, 2009      March 31, 2008      March 31, 2009
                                             ______________      ______________      ______________

Revenues                                      $        159        $          -        $      1,146

Cost of revenue                                          -                   -                   -
                                              ____________        ____________        ____________

           Gross profit                                159                   -               1,146

General, selling and
   administrative expenses                           6,075               3,500              85,036
Amortization                                         1,354                   -               7,910
                                              ____________        ____________        ____________
Operating loss                                      (7,429)             (3,500)            (92,946)

Other Income (expense)

Interest expense                                      (436)                  -              (1,624)
Impairment loss on Oil and Gas interest                  -                   -             (10,307)
                                              ____________        ____________        ____________

Total other income (expense)                          (436)                  -             (11,931)

     Net loss                                 $     (7,706)       $     (3,500)       $   (103,731)
                                              ============        ============        ============

     Net loss per share, basic                $      (0.00)       $      (0.00)       $      (0.01)
                                              ============        ============        ============

     Average number of shares
     of common stock outstanding                12,090,000          12,090,000          12,090,000
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
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)        $      -        $  1,860
Net loss, December 31, 1992                                                               (1,860)         (1,860)
                                       __________       _______        ________        _________       _________

Balance, December 31, 1992             12,090,000        12,090         (10,230)               -               -
Net loss, December 31, 1993                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance, December 31, 1993             12,090,000        12,090         (10,230)          (1,860)              -
Net loss, December 31, 1994                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance, December 31, 1994             12,090,000        12,090         (10,230)          (1,860)              -

Net loss, December 31, 1995                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance, December 31, 1995             12,090,000        12,090         (10,230)          (1,860)              -

Net loss, December 31, 1996                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance, December 31, 1996             12,090,000        12,090         (10,230)          (1,860)              -

Net loss, December 31, 1997                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance December 31, 1997              12,090,000        12,090         (10,230)          (1,860)              -

December 18, 1998, changed from
   no par value to $0.001                                (1,858)          1,858                -               -

December 18, 1998, forward stock
   1000:1                                                 1,858          (1,858)               -               -

Net loss, December 31, 1998                                                                 (450)           (450)
                                       __________       _______        ________        _________       _________

Balance, December 31, 1998             12,090,000        12,090         (10,230)          (2,320)           (450)

Net loss, December 31, 1999                                                              (22,668)        (22,668)
                                       __________       _______        ________        _________       _________

Balance, December 31, 1999             12,090,000         1,860         (10,230)         (24,978)        (23,118)

Net loss, December 31, 2000                                                               (8,394)         (8,394)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2000             12,090,000        12,090         (10,230)         (33,372)        (31,512)

Net loss, December 31, 2001                                                               (4,888)         (4,888)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2001             12,090,000        12,090         (10,230)         (38,260)        (36,400)

Net loss, December 31, 2002                                                               (3,156)         (3,156)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2002             12,090,000        12,090         (10,230)       $ (41,416)      $ (39,556)

Net loss, December 31, 2003                                                                  (85)            (85)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2003             12,090,000        12,090         (10,230)         (41,501)        (39,641)

Net loss, December 31, 2004                                                               (2,840)         (2,840)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2004             12,090,000        12,090         (10,230)         (44,341)        (42,481)

Net loss, December 31, 2005                                                               (8,415)         (8,415)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2005             12,090,000        12,090         (10,230)         (52,756)        (50,896)

July 14, 2006, forward stock
  dividend: 5.5:1

Net loss, December 31, 2006                                                              ( 4,387)        ( 4,387)
                                       __________       _______        ________        _________       _________
Balance, December 31, 2006             12,090,000        12,090         (10,230)         (57,143)        (55,283)

Net loss, December 31, 2007                                                              ( 5,280)        ( 5,280)
                                       __________       _______        ________        _________       _________
Balance, December 31, 2007             12,090,000        12,090         (10,230)         (62,423)        (60,563)

Net loss, December 31, 2008                                                              (33,602)        (33,602)
                                       __________       _______        ________        _________       _________
Balance, December 31, 2008             12,090,000        12,090         (10,230)         (96,025)        (94,165)

Net loss, March 31, 2009                                                                  (7,706)         (7,706)
                                       __________       _______        ________        _________       _________

Balance, March 31, 2009                12,090,000       $12,090        $(10,230)       $(103,731)      $(101,871)
                                       ==========       =======        ========        =========       =========


                      See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      Dec. 21, 1992
                                              Quarter Ended       Quarter Ended      (inception) to
                                             March 31, 2009      March 31, 2008      March 31, 2009
                                             ______________      ______________      ______________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                     $ (7,706)           $ (3,500)          $ (103,731)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Amortization                                    1,354                   -                7,910
   Impairment of oil and gas interest                  -                   -               10,307

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable           108                   -                  (66)

Increase in interest accrued-related party           436                   -                1,624
                                                ________            ________           __________

Net cash used in operating activities             (5,808)                  -              (83,956)
                                                ________            ________           __________

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in oil and gas interests                 -                   -              (29,500)
                                                ________            ________           __________

   Net cash used in investing activities               -                   -              (29,500)

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            -                   -                1,860
   Increase in officer advances                    6,045                   -               83,896
   Proceeds from note payable-related party            -                   -               29,500
                                                ________            ________           __________

Net cash provided by financing activities          6,045                   -              115,256
                                                ________            ________           __________

Net increase in cash                                 237                   -                1,800

Cash, beginning of period                          1,563                   -                    -
                                                ________            ________           __________

Cash, end of period                             $  1,800            $      -           $    1,800
                                                ========            ========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION

Impairment of oil and gas interest              $      -            $      -           $   10,307
                                                ========            ========           ==========


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

The accompanying Financial Statements of Sierra Resource Group, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Significant accounting policies disclosed therein have not changed.

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

CASH

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 and December 31, 2008.

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

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNING PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 for the periods ended March 31, 2009 and March 31, 2008. For the periods ended March 31, 2009 and March 31, 2008, the Company had no dilutive potential common stock.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have adequate cash, or significant material assets, nor does it have substantial operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of ($103,731). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCMENTS

In December 2007, the FASB issued SFAS 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51" ("SFAS 160") SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to clarify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for years, and interim periods within those years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. At
March 31, 2009, the Company did not have any noncontrolling interests in subsidiaries. Management is currently evaluating the effects, if any, that SFAS 160 will have upon the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133", ("SAFS") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair value of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about
(a) how and why any entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. At March 31, 2009, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued ("SFAS No.163"), "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60." SFAS 163 requires that insurance enterprises recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantees insurance contracts by insurance enterprises. This statement requires expanded disclosures about financial guarantee contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is aware of the requirements of SFAS 163 and will disclose when appropriate.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer and resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2009 and December 31, 2008, the Company owed an officer $83,896 and $77,851, respectively.

During the year ended December 31, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. The Company is amortizing the oil and gas interest on a 3 year straight line method. Total amortization expense for the periods ended March 31, 2009 and March 31, 2008 was $1,354 and $nil, respectively. According to the Agreement, the Assignor conveyed 100% of the .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a .03% net revenue interest in three wells. The Company incurred an obligation of $29,500 for the interests to the Assignor, all due and payable in April 2010. The note bears no interest;

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.   RELATED PARTY TRANSACTIONS (CONTINUED)


however the Company has decided to impute interest based on APB 21 "INTEREST ON RECEIVABLES AND PAYABLES" by imputing a reasonable rate of interest of 6% per annum. The Assignor paid cash in the amount of $29,500 to Natural Oil & Gas "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2008 for the acquired interests assigned.

The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. Giving effect to the transaction, the Company is directly or indirectly obligated to the officers and directors in the total sum of $115,020 and $108,539 as of March 31, 2009 and December 31, 2008, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion contained herein contains "forward looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or "anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10Q should be read as being applicable to all related forward-looking statements wherein they appear in this Form 10Q. Our actual results could differ materially from those discussed in this report.

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

PLAN OF OPERATION

We intend to acquire assets or shares of an entity actively engaged in a mineral business that generates revenues in exchange for our securities.

Our plan of operations for the next nine months is as follows:

1. We plan to investigate and attempt to attract possible mineral prospects or mineral businesses projects, and merger or business acquisition candidates through the issuance of additional shares of our common stock. This will be a continuous effort.

2. The acquisition of additional interests in any mineral properties requires an extensive review, as does the investigation of any other merger or acquisition candidate. We are unable at this time, to determine with any degree of accuracy the amount of time that it would take for us to locate a suitable acquisition or merger candidate and to complete such a transaction.

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

On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current holding periods applicable to affiliates and non-affiliates holding restructed stock is now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell (ii) is subject to the Exchange Act reporting obligations (iii) has filed all required Exchange Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold under Rule 144. The amendment to Rule 144(i)(1)(i) was not intended to capture a "start-up company," or a company with limited operating history or the shares originally issued by us in 1992, except for the shares of stock currently held by our officers and directors (affiliates). Our shares held by non-affiliates have been registered under the Securities Act of 1933, as amended.

FINANCIAL CONDITION

Our auditor's going concern opinion for the last fiscal year and the notation in the financial statements indicate that we do not have sufficient cash or other material assets and that we are relying on advances from shareholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

LIQUIDITY AND OPERATIONAL RESULTS

The Company has a limited operating history and has minimal revenues or earnings from operations. The Company has limited financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the acquisition of additional mineral prospects or consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate the acquisition of additional mineral prospects or a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity or consummate such a business combination.

We are dependent upon officers to meet any de minimis costs that may occur. Paul
W. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company, to comply with the Securities Exchange Act of 1934, as amended provided he is an officer and director of the Company when the obligation is incurred. All advances are interest free.

LIQUIDITY

As of March 31, 2009, we had total assets of $13,149 and total liabilities of $115,020 and we had a negative net worth of $101,871. As of December 31, 2008, we had total assets of $14,374 and total liabilities of $108,539 and a negative net worth of $94,165.

We have had nominal revenues from inception through March 31, 2009. We have an accumulated deficit from inception (December 21, 1992) through March 31, 2009, of $103,731.

We had officer advances as of March 31, 2009 of $83,896 and $77,851 as of December 31, 2008. As of March 31, 2009, the total outstanding notes payable including accrued interest is $31,124, which is due to an affiliate of the Company and giving effect to the note and accrued interest, the Company was obligated to the officer as of March 31, 2009 for $115,020.

ITEM 3. EVALUATION OF DISCLOURE ON CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10Q (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the year covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

CONTROLS AND PROCEDURES

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

     2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, or dispositions of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdown resulting from human failures. It also can be circumvented by collusion or management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce though not eliminate this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting. To avoid segregation of duties due to management accounting size, management has engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, controls and procedures were effective for the quarter ended March 31, 2009.

The Company was not an "accelerated filer" for the 2008 fiscal year because it was qualified as a "small issuer." Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act did not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1  -  LEGAL PROCEDURES.................................................NONE

ITEM 1A -  RISK FACTORS

Although not required to be disclosed by smaller reporting companies, in addition to the material risk factors previously disclosed in our Form 10K, the following are selected added risk factors applicable to our oil and gas leases.

1.   We are reliant upon third parties.

We are wholly dependent, at the present time, upon the efforts and abilities of Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. (with the other interest holders) for the drilling, testing and completion of the wells. We also have unrelated thirds parties who are drilling and operating the wells pursuant to agreements with Natural Gas & Oil "Choice" Development Fund I, LP which has assumed all drilling, testing and completion of the wells and/or costs associated with the abandonment of the well and shut-in costs. If either fails to perform, our business would be materially and adversely affected.

2.   There may not be any oil or gas on our property.

The search for oil and gas is risky. We will not know what is underground until the wells have been drilled and completed. As such, there may be no oil and gas under our leases. Accordingly, we may not discover any oil and gas or if we discover oil and gas, it may not be in an amount to be of commercial value.

3.   Competition for prospects and purchasing properties is intense.

We will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater financial resources than us or our co-interest holders. In the oil and gas industry, the bidding for prospects has become particularly intense with the different bidders evaluating potential acquisition with different product pricing parameters and others criteria that result in widely different bid prices.

In the current oil and gas lease environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by us or that we can sell prospects or obtain financing for our participants, with others to join in the development of prospects.

4.   Title to our wells may not be perfected.

It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. We believe that our co-interest holders follow this custom. If the title to our leases should prove to be defective, unless legally remedied, we could lose the costs of acquisition. Further, our legal interests in the wells will be assigned to us after the completion of the wells.

5.   There may exist adverse federal and state taxation laws.

Federal and state income taxes are of particular significance to the oil and gas industry. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which we may conduct oil and gas activities may also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which may adversely affect us.

6.   There is substantial government regulation.

The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the price at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective.

7. We may have future needs for additional funds in order to finance our proposed business operations.

Although our agreements with others provides for the funding of our current projects, we believe that we do not have adequate funds available to acquire future prospects or to drill and complete wells on future leases (without other participants). Our continued operation therefore depends upon our ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease future activities.

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


Dated: May 12, 2009


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