Form 10-Q
period 2009-06-30
SIERRA RESOURCE GROUP INC
filed 2009-08-03
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At June 30, 2009, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                 JUNE 30, 2009
                               DECEMBER 31, 2008

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
________________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                     As of            As of
                                                                  June 30,     December 31,
                                                                      2009             2008
                                                               (Unaudited)        (Audited)
                                                             _____________     ____________

                                     ASSETS
CURRENT ASSETS
   Cash                                                          $   1,841      $     1,563
   Account receivable                                                    -              174
                                                                 _________      ___________

     Total current assets                                            1,841            1,737
                                                                 _________      ___________

   Oil & Gas interests - net                                         9,929           12,637
                                                                 _________      ___________

          Total assets                                           $  11,770      $    14,374
                                                                 =========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Officer advances                                            $  86,874      $    77,851
     Interest accrued-related party                                  2,060            1,188

                                                                 _________      ___________
          Total current liabilities                                 88,934           79,039
                                                                 _________      ___________

LONG-TERM LIABILITIES
   Note payable-related party                                       29,500           29,500
                                                                 _________      ___________

          Total long-term liabilities                               29,500           29,500
                                                                 _________      ___________

          Total liabilities                                        118,434          108,539
                                                                 _________      ___________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at June 30, 2009 and December 31, 2008               12,090           12,090
     Additional paid-in capital                                    (10,230)         (10,230)
     Accumulated deficit during development stage                 (108,524)         (96,025)
                                                                 _________     ____________

          Total stockholders' deficit                             (106,664)         (94,165)
                                                                 _________     ____________

               Total liabilities and stockholders' deficit       $  11,770      $    14,374
                                                                 =========      ===========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          For the three      For the three       For the six        For the six    Dec. 21, 1992
                                           months ended       months Ended       months ended       months Ended   (inception) to
                                          June 30, 2009      June 30, 2008      June 30, 2009       June 30, 2008  June 30, 2009
                                          ______________      ______________    ______________      ______________  ______________

Revenues                                   $          -        $         78      $        159        $         78    $      1,146

Cost of revenue                                       -                   -                 -                   -               -
                                           ____________        ____________      ____________        ____________    ____________

           Gross profit                               -                  78               159                  78           1,146

General, selling and
   administrative expenses                        3,003               3,616             9,078               7,116          88,039
Amortization                                      1,354                   -             2,708                   -           9,264
                                           ____________        ____________      ____________        ____________    ____________
Operating loss                                   (4,357)             (3,616)          (11,786)             (7,116)        (97,303)

Other Income (expense)

Interest expense                                   (436)                  -              (872)                  -          (2,060)
Impairment loss on Oil and Gas interest               -                   -                 -                   -         (10,307)
                                           ____________        ____________      ____________        ____________    ____________

Total other income (expense)                       (436)                  -              (872)                  -         (12,367)

     Net loss                              $     (4,793)       $     (3,538)     $    (12,499)       $     (7,038)   $   (108,524)
                                           ============        ============      ============        ============    ============

     Net loss per share, basic             $      (0.00)       $      (0.00)     $      (0.00)       $      (0.00)   $      (0.01)
                                           ============        ============      ============        ============    ============

     Average number of shares
     of common stock outstanding             12,090,000          12,090,000        12,090,000          12,090,000      12,090,000
                                           ============        ============      ============        ============    ============


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
                                        Shares         Amount         Capital            Stage          Total
                                       _________       _______       __________       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)        $      -        $  1,860
Net loss, December 31, 1992                                                               (1,860)         (1,860)
                                       __________       _______        ________        _________       _________

Balance, December 31, 1992             12,090,000        12,090         (10,230)               -               -
Net loss, December 31, 1993                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance, December 31, 1993             12,090,000        12,090         (10,230)          (1,860)              -
Net loss, December 31, 1994                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance, December 31, 1994             12,090,000        12,090         (10,230)          (1,860)              -

Net loss, December 31, 1995                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance, December 31, 1995             12,090,000        12,090         (10,230)          (1,860)              -

Net loss, December 31, 1996                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance, December 31, 1996             12,090,000        12,090         (10,230)          (1,860)              -

Net loss, December 31, 1997                                                                    -               -
                                       __________       _______        ________        _________       _________

Balance December 31, 1997              12,090,000        12,090         (10,230)          (1,860)              -

December 18, 1998, changed from
   no par value to $0.001                                (1,858)          1,858                -               -

December 18, 1998, forward stock
   1000:1                                                 1,858          (1,858)               -               -

Net loss, December 31, 1998                                                                 (450)           (450)
                                       __________       _______        ________        _________       _________

Balance, December 31, 1998             12,090,000        12,090         (10,230)          (2,320)           (450)

Net loss, December 31, 1999                                                              (22,668)        (22,668)
                                       __________       _______        ________        _________       _________

Balance, December 31, 1999             12,090,000         1,860         (10,230)         (24,978)        (23,118)

Net loss, December 31, 2000                                                               (8,394)         (8,394)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2000             12,090,000        12,090         (10,230)         (33,372)        (31,512)

Net loss, December 31, 2001                                                               (4,888)         (4,888)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2001             12,090,000        12,090         (10,230)         (38,260)        (36,400)

Net loss, December 31, 2002                                                               (3,156)         (3,156)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2002             12,090,000        12,090         (10,230)       $ (41,416)      $ (39,556)

Net loss, December 31, 2003                                                                  (85)            (85)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2003             12,090,000        12,090         (10,230)         (41,501)        (39,641)

Net loss, December 31, 2004                                                               (2,840)         (2,840)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2004             12,090,000        12,090         (10,230)         (44,341)        (42,481)

Net loss, December 31, 2005                                                               (8,415)         (8,415)
                                       __________       _______        ________        _________       _________

Balance, December 31, 2005             12,090,000        12,090         (10,230)         (52,756)        (50,896)

July 14, 2006, forward stock
  dividend: 5.5:1

Net loss, December 31, 2006                                                              ( 4,387)        ( 4,387)
                                       __________       _______        ________        _________       _________
Balance, December 31, 2006             12,090,000        12,090         (10,230)         (57,143)        (55,283)

Net loss, December 31, 2007                                                              ( 5,280)        ( 5,280)
                                       __________       _______        ________        _________       _________
Balance, December 31, 2007             12,090,000        12,090         (10,230)         (62,423)        (60,563)

Net loss, December 31, 2008                                                              (33,602)        (33,602)
                                       __________       _______        ________        _________       _________
Balance, December 31, 2008             12,090,000        12,090         (10,230)         (96,025)        (94,165)

Net loss, June 30, 2009                                                                  (12,499)        (12,499)
                                       __________       _______        ________        _________       _________

Balance, June 30, 2009                12,090,000       $12,090        $(10,230)        $(108,524)      $(106,664)
                                       ==========       =======        ========        =========       =========


                      See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              For the six         For the six         Dec. 21, 1992
                                              months ended        months ended       (inception) to
                                             June 30, 2009       June 30, 2008        June 30, 2009
                                             ______________      ______________      ______________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                     $(12,499)           $ (7,038)          $ (108,524)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Amortization                                    2,708                   -                9,264
   Impairment of oil and gas interest                  -                   -               10,307

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable           174                   -                    -

Increase in interest accrued-related party           872                   -                2,060
                                                ________            ________           __________

Net cash used in operating activities             (8,745)                  -              (86,893)
                                                ________            ________           __________

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in oil and gas interests                 -                   -              (29,500)
                                                ________            ________           __________

   Net cash used in investing activities               -                   -              (29,500)

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            -                   -                1,860
   Increase in officer advances                    9,023                   -               86,874
   Proceeds from note payable-related party            -                   -               29,500
                                                ________            ________           __________

Net cash provided by financing activities          9,023                   -              118,234
                                                ________            ________           __________

Net increase in cash                                 278                   -                1,841

Cash, beginning of period                          1,563                   -                    -
                                                ________            ________           __________

Cash, end of period                             $  1,841            $      -           $    1,841
                                                ========            ========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION

Amortization                                    $      -            $      -           $        -
                                                ========            ========           ==========

Impairment of oil and gas interest              $      -            $      -           $   10,307
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

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of June 30, 2009 and the results of operations and cash flows for the six months ended June 30, 2009. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year.

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

CASH

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2009 and December 31, 2008.

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

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 for the periods ended June 30, 2009 and December 31, 2008. For the periods ended June 30, 2009 and December 31, 2008, the Company had no dilutive potential common stock.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have adequate cash, or significant material assets, nor does it have substantial operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of ($108,524). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.


RECENT ACCOUNTING PRONOUNCMENTS

In May 2009, the FASB issued SFAS No. 165, "SUBSEQUENT EVENTS" ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the fourth quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In June 2009, the FASB issued Statement No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF FASB NO. 140 ("FAS 140"), ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" ("FAS 166"). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company's accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In June 2009, the FASB issued Statement No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)" ("FAS 167"). FAS 167 amends the consolidation guidance for variable interest entities ("VIE") by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

The FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.


NOTE 2. STOCKHOLDERS' DEFICIT

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On December 21, 1992, the Company authorized and issued 1,860 shares of its no par value common stock in consideration of $1,860 in cash.

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

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer and resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2009 and December 31, 2008, the Company owed an officer $86,874 and $77,851, respectively.

During the year ended December 31, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. The Company is amortizing the oil and gas interest on a 3 year straight line method. Total amortization expense for the six months ended June 30, 2009 and June 30, 2008 was $2,708 and $nil, respectively. According to the Agreement, the Assignor conveyed 100% of the .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a .03% net revenue interest in three wells. The Company incurred an obligation of $29,500 for the interests to the Assignor, all due and payable in April 2010. The note bears no interest; however the Company has decided to impute interest based on APB 21 "INTEREST ON RECEIVABLES AND PAYABLES" by imputing a reasonable rate of interest of 6% per annum. The Assignor paid cash in the amount of $29,500 to Natural Oil & Gas "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2008 for the acquired interests assigned.

The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. Giving effect to the transaction, the Company is directly or indirectly obligated to the officers and directors in the total sum of $118,434 and $108,539 as of June 30, 2009 and December 31, 2008, respectively.

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

LIQUIDITY

As of June 30, 2009, we had total assets of $11,770 and total liabilities of $118,434 and we had a negative net worth of $106,664. As of December 31, 2008, we had total assets of $14,374 and total liabilities of $108,539 and a negative net worth of $94,165.

We have had nominal revenues from inception (December 21, 1992) through June 30, 2009. We have an accumulated deficit from inception (December 21, 1992) through June 30, 2009 of $ 108,524.

We had officer advances as of June 30, 2009 of $86,874 and $77,851 as of December, 31, 2008. As of June 30, 2009, the total outstanding notes payable including accrued interest is $31,560, which is due to an affiliate of an officer and giving effect to the note and accrued interest, the Company was obligated to the officer as of June 30, 2009 for $118,434.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, controls and procedures were effective for the quarter ended June 30, 2009.

The Company was not an "accelerated filer" for the 2008 fiscal year because it was qualified as a "small issuer." Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act did not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS................................................NONE

ITEM 1A -  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................................None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................None

ITEM 5 - OTHER INFORMATION..................................................None

ITEM 6 - EXHIBITS

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


Dated: August 3, 2009


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