Form 10-Q
period 2009-09-30
SIERRA RESOURCE GROUP INC
filed 2009-11-13
CIK 1076966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At September 30, 2009, and as of the date hereof, there were outstanding 12,090,000 shares of the Registrant's Common Stock, $.001 par value.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2009
                                DECEMBER 31, 2008

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
________________________________________________________________________________


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                     As of            As of
                                                             September 30,     December 31,
                                                                      2009             2008
                                                               (Unaudited)        (Audited)
                                                             _____________     ____________
                                     ASSETS
CURRENT ASSETS
   Cash                                                          $   1,826      $     1,563
   Account receivable                                                  128              174
                                                                 _________      ___________

     Total current assets                                            1,954            1,737
                                                                 _________      ___________

   Oil & Gas interests - net                                         8,575           12,637
                                                                 _________      ___________

          Total assets                                           $  10,529      $    14,374
                                                                 =========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Officer advances                                            $  89,055      $    77,851
     Interest accrued-related party                                  2,496            1,188
     Note payable - related party                                   29,500                -
                                                                 _________      ___________
          Total current liabilities                                121,051           79,039
                                                                 _________      ___________

LONG-TERM LIABILITIES
   Note payable-related party                                            -           29,500
                                                                 _________      ___________

          Total long-term liabilities                                    -           29,500
                                                                 _________      ___________

          Total liabilities                                        121,051          108,539
                                                                 _________      ___________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at September 30, 2009 and December 31, 2008          12,090           12,090
     Accumulated deficit during development stage                 (122,612)        (106,255)
                                                                 _________     ____________

          Total stockholders' deficit                             (110,522)         (94,165)
                                                                 _________     ____________

               Total liabilities and stockholders' deficit       $  10,529      $    14,374
                                                                 =========      ===========


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                                   From inception
                                          For the three      For the three      For the nine        For the nine   (Dec. 21, 1992)
                                           months ended       months Ended      months ended        months Ended               to
                                         Sept. 30, 2009     Sept. 30, 2008    Sept. 30, 2009      Sept. 30, 2008   Sept. 30, 2009
                                         ______________     ______________    ______________      ______________   ______________

Revenues                                   $        128        $        508      $        288        $        586    $      1,275

Cost of revenue                                       -                   -                 -                   -               -
                                           ____________        ____________      ____________        ____________    ____________

           Gross profit                             128                 508               288                 586           1,275

General, selling and
   administrative expenses                        2,197               2,934            11,275              10,050          90,236
Amortization                                      1,354                   -             4,062                   -          10,618
                                           ____________        ____________      ____________        ____________    ____________
Operating loss                                   (3,423)             (2,426)          (15,049)             (9,464)        (99,579)

Other income (expense)

Interest expense                                   (436)               (742)           (1,308)               (742)         (2,496)
Impairment loss on Oil and Gas interest               -                   -                 -                   -         (10,307)
                                           ____________        ____________      ____________        ____________    ____________

Total other income (expense)                       (436)               (742)           (1,308)               (742)        (12,803)

     Net loss                              $     (3,859)       $     (3,168)     $    (16,357)       $    (10,206)   $   (112,382)
                                           ============        ============      ============        ============    ============

     Net loss per share, basic             $      (0.00)       $      (0.00)     $      (0.00)       $      (0.00)   $      (0.00)
                                           ============        ============      ============        ============    ============

     Average number of shares
     of common stock outstanding             12,090,000          12,090,000        12,090,000          12,090,000      12,090,000
                                           ============        ============      ============        ============    ============


                 See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                                                                     Accumulated
                                                                       Deficit
                                            Common Stock               During
                                       _______________________       Development
                                        Shares         Amount           Stage          Total
                                       _________       _______       ___________      ________

December 21, 1992, issue
  common stock                         12,090,000       $12,090        $(10,230)       $  1,860
Net loss, December 31, 1992                                              (1,860)         (1,860)
                                       __________       _______       _________       _________

Balance, December 31, 1992             12,090,000        12,090         (12,090)              -
Net loss, December 31, 1993                                                   -               -
                                       __________       _______       _________       _________

Balance, December 31, 1993             12,090,000        12,090         (12,090)              -
Net loss, December 31, 1994                                                   -               -
                                       __________       _______       _________       _________

Balance, December 31, 1994             12,090,000        12,090          12,090)              -

Net loss, December 31, 1995                                                   -               -
                                       __________       _______       _________       _________

Balance, December 31, 1995             12,090,000        12,090         (12,090)              -

Net loss, December 31, 1996                                                   -               -
                                       __________       _______       _________       _________

Balance, December 31, 1996             12,090,000        12,090         (12,090)              -

Net loss, December 31, 1997                                                   -               -
                                       __________       _______       _________       _________

Balance December 31, 1997              12,090,000        12,090         (12,090)              -

Net loss, December 31, 1998                                                (450)           (450)

Balance, December 31, 1998             12,090,000        12,090         (12,540)           (450)

Net loss, December 31, 1999                                             (22,668)        (22,668)
                                       __________       _______       _________       _________

Balance, December 31, 1999             12,090,000        12,090         (35,208)        (23,118)

Net loss, December 31, 2000                                              (8,394)         (8,394)
                                       __________       _______       _________       _________

Balance, December 31, 2000             12,090,000        12,090         (43,602)        (31,512)

Net loss, December 31, 2001                                   -          (4,888)         (4,888)
                                       __________       _______       _________       _________

Balance, December 31, 2001             12,090,000        12,090         (48,490)        (36,400)

Net loss, December 31, 2002                                              (3,156)         (3,156)
                                       __________       _______       _________       _________

Balance, December 31, 2002             12,090,000        12,090       $ (51,646)      $ (39,556)

Net loss, December 31, 2003                                                 (85)            (85)
                                       __________       _______       _________       _________

Balance, December 31, 2003             12,090,000        12,090         (51,731)        (39,641)

Net loss, December 31, 2004                                              (2,840)         (2,840)
                                       __________       _______       _________       _________

Balance, December 31, 2004             12,090,000        12,090         (54,571)        (42,481)

Net loss, December 31, 2005                                              (8,415)         (8,415)
                                       __________       _______       _________       _________

Balance, December 31, 2005             12,090,000        12,090         (62,986)        (50,896)

Net loss, December 31, 2006                                             ( 4,387)        ( 4,387)
                                       __________       _______       _________       _________
Balance, December 31, 2006             12,090,000        12,090         (67,373)        (55,283)

Net loss, December 31, 2007                                             ( 5,280)        ( 5,280)
                                       __________       _______       _________       _________
Balance, December 31, 2007             12,090,000        12,090         (72,653)        (60,563)

Net loss, December 31, 2008                                             (33,602)        (33,602)
                                       __________       _______       _________       _________
Balance, December 31, 2008             12,090,000        12,090        (106,255)        (94,165)

Net loss, September 30, 2009                                            (16,357)        (16,357)
                                       __________       _______       _________       _________

Balance, September 30, 2009            12,090,000       $12,090       $(122,612)      $(110,522)
(unaudited)                            ==========       =======       =========       =========


                      See Accompanying Notes to Financial Statements.



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                              For the nine        For the nine       From inception
                                              months ended        months ended      (Dec. 21, 1992)
                                            Sept. 30, 2009      Sept. 30, 2008       Sept. 30, 2009
                                            ______________      ______________       ______________

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                     $(16,357)           $(10,206)          $ (112,382)

Adjustments to reconcile net loss to net cash
used in operating activities:
   Amortization                                    4,062                   -               10,618
   Impairment of oil and gas interest                  -                   -               10,307

Changes in operating assets and liabilities
decrease (increase) in accounts receivable            46                (375)                (128)

Increase in interest accrued-related party         1,308                 742                2,496
                                                ________            ________           __________

Net cash used in operating activities            (10,941)             (9,839)             (89,089)
                                                ________            ________           __________

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in oil and gas interests                 -             (29,500)             (29,500)
                                                ________            ________           __________

   Net cash used in investing activities               -             (29,500)             (29,500)

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                            -                   -                1,860
   Increase in officer advances                   11,204              10,800               89,055
   Proceeds from note payable-related party            -              29,500               29,500
                                                ________            ________           __________

Net cash provided by financing activities         11,204              40,300              120,415
                                                ________            ________           __________

Net increase in cash                                 263                 961                1,826

Cash, beginning of period                          1,563                   -                    -
                                                ________            ________           __________

Cash, end of period                             $  1,826            $    961           $    1,826
                                                ========            ========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION

Impairment of oil and gas interest              $      -            $      -           $   10,307
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

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as of September 30, 2009 and the results of operations and cash flows for the nine months ended September 30, 2009. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. The Company has evaluated subsequent events through November 6, 2009, the date which the financial statement were available to be issued.

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

CASH

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2009 and December 31, 2008.

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

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNING PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 for the periods ended September 30, 2009 and December 31, 2008. For the periods ended September 30, 2009 and December 31, 2008, the Company had no dilutive potential common stock.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have adequate cash, or significant material assets, nor does it have substantial operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of ($122,612). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.


RECENT ACCOUNTING PRONOUNCMENTS

In June 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCMENTS - (CONTINUED)

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 replaces SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of SFAS 168 to have a material impact on the Company's financial position, cash flows and results of operations.


2. RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

Certain reclassifications have been made in the current year's financial statements.

On December 18, 1998 and July 14, 2006, the Company executed a forward stock split, effected as a stock dividend, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $10,230. During the nine months ended September 30, 2009, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $10,230. This adjustment did not change total stockholders equity. (See Note 3 for more information regarding the stock split).

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



3. STOCKHOLDERS' DEFICIT

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

4. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer and resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of September 30, 2009 and December 31, 2008, the Company owed an officer $89,055 and $77,851, respectively.

During the year ended December 31, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. The Company is amortizing the oil and gas interest on a 3 year straight line method. Total amortization expense for the periods ended September 30, 2009 and September 30, 2008 was $4,062 and $nil, respectively. According to the Agreement, the Assignor conveyed 100% of the .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a .03% net revenue interest in three wells. The Company incurred an obligation of $29,500 for the interests to the Assignor, all due and payable in April 2010. The note bears no interest; however the Company has decided to impute interest based on APB 21 "INTEREST ON RECEIVABLES AND PAYABLES" by imputing a reasonable rate of interest of 6% per annum. The Assignor paid cash in the amount of $29,500 to Natural Oil & Gas "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2008 for the acquired interests assigned.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. RELATED PARTY TRANSACTIONS - (CONTINUED)

The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. Giving effect to the transaction, the Company is directly or indirectly obligated to the officers and directors in the total sum of $121,051 and $108,539 as of September 30, 2009 and December 31, 2008, respectively.

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

FINANCIAL CONDITION

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have sufficient cash or other material assets and we are relying on advances from shareholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

LIQUIDITY

As of September 30, 2009, we had total assets of $10,529 and total liabilities of $121,051 and we had a negative net worth of $110,522. As of December 31, 2008, we had total assets of $14,374 and total liabilities of $108,539 and a negative net worth of $94,165.

We have had nominal revenues from inception (December 21, 1992) through September 30, 2009. We have an accumulated deficit from inception (December 21, 1992) through September 30, 2009, of $ 122,612.

We had officer advances as of September 30, 2009 of $89,055 and $77,851 as of December 31, 2008. As of September 30, 2009, the total outstanding notes payable including accrued interest is $31,996, which is due to an affiliate of an officer and giving effect to the note and accrued interest, the Company was obligated to the officer as of September 30, 2009 for $121,051.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, controls and procedures were effective for the quarter ended September 30, 2009.

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

ITEM 1A -  RISK FACTORS

There has been no material changes in the risk factors previously disclosed.

ITEM 2 -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......None

ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES..................................None

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............None

ITEM 5 -   OTHER INFORMATION................................................None

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


Dated: November 13, 2009


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