Form 10-K
period 2009-12-31
SIERRA RESOURCE GROUP INC
filed 2010-03-02
CIK 1076966

Commission File No. 000-25301


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the Fiscal Year Ended: December 31, 2009


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


                    Issuer's telephone number: (406) 270-4158


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

     As of December 31, 2009 and as of the date hereof, the Registrant had 12,090,000 shares of Common Stock, $0.001 par value, issued and outstanding.

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

     On April 30, 2008, we entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") and closed the Agreement whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. According to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a ..03% net revenue interest in three wells. We incurred an obligation for $29,500 for the interests to the Assignor, all due and payable in April 2010. The Assignor paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the period ended June 30, 2009 for the acquired interests assigned.

     The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note is due and payable in April 2010. Giving effect to the transaction, we are directly or indirectly obligated to the officers and directors in the total sum of $123,031. It is our present intent to surrender our interest in the leasehold estates in cancellation of this indebtedness.

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

     Although our agreements with others provide for the funding of our current projects, we believe that we do not have adequate funds available to acquire future prospects or to drill and complete wells on future leases (without other participants). Our continued operation therefore depends upon our ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease future activities. We have no present ability to pay our obligation for our present leasehold interests.

8. Because the probability on an individual prospect ever having oil and gas is extremely remote, any future funds spent on exploration may be lost.

     The probability of an individual prospect ever having oil and gas is extremely remote. In all probability, the property does not contain any oil and gas. As such, all future funds spent on exploration may be lost which result in a loss of your investment.

9. Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed this exploration program, if we continue to own the leasehold interests.

10. We lack a current operating history, have only had very limited revenues, have limited prospectus for additional future revenues, and have losses which expect to continue into the future. As a result, we may have to suspend or cease operations.

     We have no current operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $122,952 as of December 31, 2009. We have never had any historical revenues and we have limited current prospects for future revenues.

     Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     Further, we have not considered and will not consider any activity beyond our current exploration program. We do not have the ability to pay our note of $29,500 that is due and payable in April 2010.

11. Because we are small and do not have capital, we have had to limit our drilling activity which may result in a loss of your investment.

     Because we are small and do not have capital, we have limited our drilling activity and have relied on others. Further, we have not considered and will not consider any activity beyond our current drilling program until we have completed production on our existing leases. Further, we do not have the ability to pay our note of $29,500 that is due and payable in April 2010.

12. Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because our officers and directors have other outside business activities and each will only be devoting 10% of their time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, exploration of the property may be periodically interrupted or suspended.

13. Because officers and directors own more than 70% of the outstanding shares, they will be able to decide who will be directors and you may not be able to elect any directors.

     Our officers and directors own 70.4% shares and have and will continue to control us. Our officers and directors will still be able to elect all of our directors and control our operations.

14. FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

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

15. Because there is no active public trading market for our common stock, you may not be able to resell your stock.

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

16. In addition to having no full time management and lack of experience in the business, if we lose Paul Andre, our business could be impaired.

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

17.  You will receive no dividends on your investment.

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

18. If we issue future shares, present investors' per share value will be diluted.

     We are authorized to issue a maximum of 25,000,000 shares of common shares. As of the date hereof, there are 12,090,000 shares issued and outstanding. The board of directors' authority to issue common stock without shareholder consent may dilute the value of your common stock.


19. Our shareholders may face significant restrictions on the resale of our common stock due to state "blue sky" laws.

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

20. Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

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

ITEM 2.   PROPERTIES.

     Our executive offices is a mailing address located at 6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103-4754 supplied by our registered agent. We feel that this arrangement is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

     We hold leasehold interest estates in the oil and gas leases located in Louisiana and Kansas. We have a .04% working interest with a .03% net revenue interest in one well and a 0.035% working interest with a .03% net revenue interest in three wells.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a)  Market Price.

     There is no established trading market in our Common Stock as of the date of this Form 10-K. A market maker has applied for and has obtained approval for our securities to be quoted in the OTC Bulletin Board system. Our symbol is SIRG.

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

     (b)  Holders.

     There are thirty five (35) holders of the Company's Common Stock. On December 24, 1992, we issued 12,090,000, (as adjusted for a prior forward stock split and/or dividend) of our Common Stock, for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

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

     (a)  Generally.

     Sierra Resource Group, Inc. (sometimes the "Company") currently has limited assets or operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements primarily for leasehold interests in both developed and undeveloped acreage. In the event any leasehold interests were acquired, we intended to enter into exploration and developmental agreements with third parties wherein said third parties would at its risk and expenses, operate, develop and explore the property thereby relieving us of any future significant operating, exploration and developmental costs. We contemplated negotiating or retaining a small overriding royalty interest above the royalty leasehold interest and/or retention of a working interest. If we needed additional funds, an offering of the Company's securities was contemplated. On March 31, 1993, the Company was still deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expended and we, thereafter, became dormant.

     On April 30, 2008, we entered and completed our acquisition of certain assets as described in the "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note of $29,500 secured by the oil and gas interests assigned. We do not have the ability to pay this obligation.

     Pursuant to the Agreement, the Assignor conveyed 100% of .04% working interest with a .03% net revenue interest in one well and conveyed 100% of .035% working interest with a .03% net revenue interest in three wells. The Assignor paid $29,500 for the interest to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2009.

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

        (c) Plan of Operation.

     We intend to acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for our securities. We are currently focusing our efforts on entering into a business combination with existing businesses.

     We plan to investigate and attempt to attract possible merger or business acquisition candidates through the issuance of additional shares of our common stock. This will be a continuous effort.

     The acquisition of a merger or business combination requires an extensive review. We are unable at this time, to determine with any degree of accuracy the amount of time that it would take for us to locate a suitable acquisition or merger candidate and to complete such a transaction.

     In order to obtain further financing, we believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock.

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

     Since the Company has had no operating history nor any significant revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expense without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business.

     (e)  Liquidity and Operational Results.

     The Company has no current operating history and has minimal revenues or earnings from operations. The Company has limited financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity or consummate such a business combination.

     We are dependent upon officers to meet any de minimis costs that may occur. Paul W. Andre, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company, to comply with the Securities Exchange Act of 1934, as amended provided he is an officer and director of the Company when the obligation is incurred. All advances are interest free.

     (f)  Liquidity.

     As of December 31, 2009, we had total assets of $1,939 and total liabilities of $123,031 and we had a negative net worth of $121,092. As of December 31, 2008, we had assets of $14,374 and total liabilities of $108,539 and a negative net worth of $94,165.

     We have had nominal revenues of $1,275 from inception (December 21, 1992) through December 31, 2009. We have an accumulated deficit from inception through December 31, 2009, of $122,952.

     We had officer advances as of December 31, 2009 of $90,573 and $77,851 as of December 31, 2008. As of December 31, 2009, the total outstanding notes payable including accrued interest is $32,458, which is due to an affiliate of an officer and giving effect to the note and accrued interest, the Company was obligated to the officer as of December 31, 2009 for $123,031.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.











                           SIERRA RESOURCE GROUP, INC.
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS
                                    (AUDITED)

                                DECEMBER 31, 2009
                                DECEMBER 31, 2008

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








______________________________________________________________________________

FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm                F-1

   Balance Sheets                                                         F-2

   Statements of Operations                                               F-3

   Statement of Stockholders' Deficit                                     F-4

   Statements of Cash Flows                                               F-5

   Notes to Financial Statements                                       F-6-10
______________________________________________________________________________

                         DE JOYA GRIFFITH & COMPANY, LLC
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
Sierra Resource Group, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (December 21, 1992) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (December 21, 1992) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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


DE JOYA GRIFFITH & COMPANY, LLC

/s/ DE JOYA GRIFFITH & COMPANY, LLC
___________________________________
De Joya Griffith & Company, LLC
Henderson, Nevada
February 25, 2010


________________________________________________________________________________


                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 563-1600 * Facsimile (702) 920-8049



                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                                                                                               As of            As of
                                                                                        December 31,     December 31,
                                                                                                2009             2008
                                                                                           (Audited)        (Audited)
                                                                                       _____________     ____________
                                                           ASSETS

CURRENT ASSETS
     Cash                                                                              $       1,811     $      1,563
     Account receivable                                                                          128              174
                                                                                       _____________     ____________

            Total current assets                                                               1,939            1,737

     Oil & Gas interests - net                                                                     -           12,637
                                                                                       _____________     ____________

                   Total assets                                                        $       1,939     $     14,374
                                                                                       =============     ============


                                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Officer advances                                                                  $      90,573     $     77,851
     Interest accrued - related party                                                          2,958            1,188
     Note payable - related party                                                             29,500                -
                                                                                       _____________     ____________

            Total current liabilities                                                        123,031           79,039
                                                                                       _____________     ____________

LONG-TERM LIABILITIES
     Note payable - related party                                                                  -           29,500
                                                                                       _____________     ____________

            Total long-term liabilities                                                            -           29,500
                                                                                       _____________     ____________

            Total liabilities                                                                123,031          108,539
                                                                                       _____________     ____________


STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  12,090,000
        shares at December 31, 2009 and December 31, 2008                                     12,090           12,090
     Accumulated deficit during development stage                                           (133,182)        (106,255)
                                                                                       _____________     ____________

            Total stockholders' deficit                                                     (121,092)         (94,165)
                                                                                       _____________     ____________

                   Total liabilities and stockholders' deficit                         $       1,939     $     14,374
                                                                                       =============     ============


                 See Accompanying Notes to Financial Statements.




                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                    (AUDITED)



                                                                                                           Dec. 21, 1992
                                                                          Year Ended         Year Ended   (inception) to
                                                                         December 31,      December 31,     December 31,
                                                                                 2009              2008             2009
                                                                         ____________     _____________     ____________

Revenues                                                                 $        288     $         987     $      1,275
Cost of revenue                                                                     -                 -                -
                                                                         ____________     _____________     ____________

           Gross profit                                                           288               987            1,275

General, selling and
   administrative expenses                                                     12,808            16,538           91,769
Amortization                                                                    5,416             6,556           11,972
                                                                         ____________     _____________     ____________

Operating loss                                                                (18,224)          (22,107)        (103,741)

Other (expense)
Interest expense                                                               (1,770)           (1,188)          (2,958)
Impairment loss on Oil and Gas interest                                        (7,221)          (10,307)         (17,528)
                                                                         ____________     _____________     ____________

  Total other (expense)                                                        (8,991)          (11,495)         (20,486)
                                                                         ____________     _____________     ____________

   Net loss                                                              $    (26,927)    $     (33,602)    $   (122,952)
                                                                         ============     =============     ============



   Net loss per share, basic                                             $      (0.00)     $      (0.00)
                                                                         ============     =============

   Average number of shares
   of common stock outstanding                                             12,090,000        12,090,000
                                                                         ============     =============


                 See Accompanying Notes to Financial Statements.




                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                        Accumulated
                                                                            Deficit
                                         Common Stock                        During
                                  _______________________________       Development
                                      Shares           Amount                 Stage            Total
                                  ______________    _____________     _____________     ____________

December 21, 1992, issue
  common stock                        12,090,000    $      12,090     $     (10,230)    $      1,860
Net loss, December 31, 1992                    -                -            (1,860)          (1,860)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 1992            12,090,000           12,090           (12,090)               -
Net loss, December 31, 1993                    -                -                 -                -
                                  ______________    _____________     _____________     ____________
Balance, December 31, 1993            12,090,000           12,090           (12,090)               -
Net loss, December 31, 1994                    -                -                 -                -
                                  ______________    _____________     _____________     ____________
Balance, December 31, 1994            12,090,000           12,090           (12,090)               -
Net loss, December 31, 1995                    -                -                 -                -
                                  ______________    _____________     _____________     ____________
Balance, December 31, 1995            12,090,000           12,090           (12,090)               -
Net loss, December 31, 1996                    -                -                 -                -
                                  ______________    _____________     _____________     ____________
Balance, December 31, 1996            12,090,000           12,090           (12,090)               -
Net loss, December 31, 1997                    -                -                 -                -
                                  ______________    _____________     _____________     ____________
Balance, December 31, 1997            12,090,000           12,090           (12,090)               -
Net loss, December 31, 1998                    -                -              (450)            (450)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 1998            12,090,000           12,090            (2,540)            (450)
Net loss, December 31, 1999                    -                -           (22,668)         (22,668)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 1999            12,090,000           12,090           (35,208)         (23,118)
Net loss, December 31, 2000                    -                -            (8,394)          (8,394)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2000            12,090,000           12,090           (43,602)         (31,512)
Net loss, December 31, 2001                    -                -            (4,888)          (4,888)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2001            12,090,000           12,090           (48,490)         (36,400)
Net loss, December 31, 2002                    -                -            (3,156)          (3,156)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2002            12,090,000           12,090           (51,646)         (39,556)
Net loss, December 31, 2003                    -                -               (85)             (85)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2003            12,090,000           12,090           (51,731)         (39,641)
Net loss, December 31, 2004                    -                -            (2,840)          (2,840)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2004            12,090,000           12,090           (54,571)         (42,481)
Net loss, December 31, 2005                    -                -            (8,415)          (8,415)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2005            12,090,000           12,090           (62,986)         (50,896)
Net loss, December 31, 2006                    -                -            (4,387)          (4,387)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2006            12,090,000           12,090           (67,373)         (55,283)
Net loss, December 31, 2007                    -                -            (5,280)          (5,280)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2007            12,090,000    $      12,090     $     (72,653)    $    (60,563)
Net loss, December 31, 2008                    -                -           (33,602)         (33,602)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2008            12,090,000    $      12,090     $    (106,255)    $    (94,165)
Net loss, December 31, 2009                    -                -           (26,927)         (26,927)
                                  ______________    _____________     _____________     ____________
Balance, December 31, 2009            12,090,000    $      12,090     $    (133,182)    $   (121,092)
(audited)                         ==============    =============     =============     ============


                 See Accompanying Notes to Financial Statements


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                    (AUDITED)

                                                                                                         Dec. 21, 1992
                                                                         Year Ended        Year Ended   (inception) to
                                                                       December 31,      December 31,     December 31,
                                                                               2009              2008             2009
                                                                       ____________     _____________     ____________

CASH FLOWS FROM OPERATING ACTIVITIES

            Net loss                                                   $    (26,927)    $     (33,602)    $   (122,952)

    Adjustments to reconcile net loss to net cash
    used in operating activities;
         Amortization                                                         5,416             6,556           11,972
         Impairment of oil and gas interest                                   7,221            10,307           17,528

     Changes in operating assets and liabilities
    (Increase) in accounts receivable                                            46              (174)            (128)

    Increase in interest accrued - related party                              1,770             1,188            2,958
                                                                       ____________     _____________     ____________


           Net cash used in operating activities                            (12,474)          (15,725)         (90,622)
                                                                       ____________     _____________     ____________

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in oil and gas interests                                           -           (29,500)         (29,500)
                                                                       ____________     _____________     ____________

           Net cash used in investing activities                                  -           (29,500)         (29,500)


CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock                                                      -                 -            1,860
    Increase in officer advances                                             12,722            17,288           90,573
    Proceeds from note payable - related party                                    -            29,500           29,500
                                                                       ____________     _____________     ____________

    Net cash provided by financing activities                                12,722            46,788          121,933
                                                                       ____________     _____________     ____________

         Net increase in cash                                                   248                 -            1,811

Cash, beginning of period                                                     1,563                 -                -
                                                                       ____________     _____________     ____________

Cash, end of period                                                    $      1,811     $       1,563     $      1,811
                                                                       ============     =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION

Impairment of oil and gas interest                                     $      7,441     $           -     $     17,528
                                                                       ============     =============     ============


                 See Accompanying Notes to Financial Statements.


                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Sierra Resource Group, Inc. ("Company") was organized December 21, 1992 under the laws of the State of Nevada. The Company currently has start-up operations and, in accordance with the Financial Accounting Standards Board, FASB ASC 915-10, "DEVELOPMENT STAGE ENTITIES," is considered a Development Stage Enterprise.

A summary of the Company's significant accounting policies is as follows:

YEAR END

The Company has adopted December 31 as its fiscal year end.

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

CASH

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009 and December 31, 2008.

INCOME TAXES

The Company follows FASB ASC 740-10, "Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB ASC 505-50 "EQUITY BASED PAYMENTS TO NON-EMPLOYEES". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC 505-50 upon creation of the company and expenses share based costs in the period incurred.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)


1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with FASB ASC 260-10, "EARNING PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 for the periods ended December 31, 2009 and December 31, 2008. For the periods ended December 31, 2009 and December 31, 2008, the Company had no dilutive potential common stock.

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have adequate cash, or significant material assets, nor does it have substantial operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of ($133,182). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The officers and directors have committed to advancing certain operating costs of the Company.

RECENT ACCOUNTING PRONOUNCMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 105-10, "Generally Accepted Accounting Principles." FASB ASC 105-10 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB ASC 105-10 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 810-10, "Consolidation". The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 860-10, "Transfers of and Servicing", which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)


1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCMENTS (CONTINUED)

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 855-10 "Subsequent Events," FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material impact on our financial statements.


2.       RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

Certain reclassifications have been made in the current year's financial statements.

On December 18, 1998 and July 14, 2006, the Company executed a forward stock split, effected as a stock dividend, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $10,230. During the year ended December 31, 2009, the Company recorded an adjustment, whereby the Company recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $10,230. This adjustment did not change total stockholders' equity. (See Note 3 for more information regarding the stock split).

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

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)


4.       RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer and resident agency of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2009 and December 31, 2008, the Company owed an officer $90,573 and $77,851, respectively.

During the year ended December 31, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. The Company is amortizing the oil and gas interest on a 3 year straight line method. Total amortization expense for the periods ended December 31, 2009 and December 31, 2008 was $5,416 and $6,556, respectively. According to the Agreement, the Assignor conveyed 100% of the .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a .03% net revenue interest in three wells. The Company incurred an obligation of $29,500 for the interests to the Assignor, all due and payable in April 2010. The note bears no interest; however the Company has decided to impute interest based on APB 21 "INTEREST ON RECEIVABLES AND PAYABLES" by imputing a reasonable rate of interest of 6% per annum. The Assignor paid cash in the amount of $29,500 to Natural Oil & Gas "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2008 for the acquired interests assigned.

The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. Giving effect to the transaction, the Company is directly or indirectly obligated to the officers and directors in the total sum of $123,031 and $108,539 as of December 31, 2009 and December 31, 2008, respectively.


5.       INCOME TAXES

At December 31, 2009 and 2008, the Company had a federal operating loss carryforward of approximately $122,952 and $96,025, respectively, which begins to expire in 2026.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31,:

                                        2009            2008
                                      _________       _________
Deferred tax assets:
Net operating loss carryforward       $  43,033       $  33,609
                                      _________       _________
      Total deferred tax assets
                                         43,033          33,609

Less: Valuation Allowance               (43,033)        (33,609)
                                      _________       _________

    Net Deferred Tax Assets           $      --       $      --

                           SIERRA RESOURCE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                    (AUDITED)


5.       INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $43,033 and $33,609, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009:

                                                          2009
                                                         _______

                Federal statutory tax rate               (35.0)%
                Permanent difference and other            35.0 %
                                                         _______

                Effective tax rate                          -  %
                                                         =======


6.       FAIR VALUE MEASUREMENT

On December 31, 2009, the Company evaluated the asset for potential impairment in accordance with FASB ASC 360-10, "PROPERTY, PLANT AND EQUIPMENT". As of December 31, 2009, the production wells had encountered several problems and were currently under assessment as to the best method to solve such problems. Management expects revenues will not be significant nor will they significantly increase and will most likely decline precipitously. As such, based on management revenue expectations, the Company impaired 100% of the asset balance of $7,221 as of December 31, 2009, resulting in an impairment charge of ($7,221), which was included in earnings for the period. The Company had previously purchased the asset for $29,500 on April 30, 2008.


7.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 25, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2009.

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

     The Company is not an "accelerated filer" for the 2009 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


     Name                          Ages                     Position

     Sandra J. Andre                56      President, Chief Executive Officer
     1150 South Tamarisk Drive              and Director
     Anaheim Hills, CA 92807

     Paul W. Andre                  66      Secretary, Treasurer, Chief
     6767 Tropicana Blvd.,                  Financial Officer and Director
     Suite 207
     Las Vegas, Nevada 89103

     Suzette M. Encarnacion         43      Director
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

Board Meetings.

     Our board held six (6) meetings during the period covered by this annual report.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     None of our officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

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

     On April 28, 2008, we entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement (the "Agreement") with Sierra Asset Holdings LLC (the "Assignor") and closed the Agreement whereby the Assignor assigned 100% of Assignor's right, title and interest in and to the leasehold estate in the oil and gas leases located in Louisiana and Kansas for a note in the amount of $29,500 secured by the oil and gas interests assigned. According to the Agreement, the Assignor conveyed 100% of .04% working interests with a .03% net revenue interest in one well and conveyed 100% of .035% working interests with a ..03% net revenue interest in three wells. We incurred an obligation for $29,500 for the interests to the Assignor, all due and payable in April 2010. The Assignor paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the year ended December 31, 2009 for the acquired interests assigned.

     The Assignor is an affiliate of an officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note is due and payable in April 2010. Giving effect to the transaction, we are directly or indirectly obligated to the officers and directors in the total sum of $123,031. We are unable to pay either of these obligations.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2008            2009
_______________________________________________

Audit Fees               $9,750          $9,250

Audit Related Fees         None           None

Tax Fees                    125           None

All Other Fees             None           None

Pre Approval of Services by the Independent Auditor

     The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to DeJoya Griffith & Company, LLC in 2009 were pre-approved by the Board of Directors.

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


Date: March 2, 2010


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


Date: March 2, 2010


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