Form 10-Q
period 2010-03-31
SIERRA RESOURCE GROUP INC
filed 2010-05-24
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2010

Commission File Number: 000-25301

SIERRA RESOURCE GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0413922 (I.R.S. Employer Identification No.)

6586 Hypoluxo Rd., Suite 307, Lake Worth, Florida 33467
(Address of principal executive offices)

Registrant's telephone number, including area code:  (561) 369-1676

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☐Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer Non-accelerated filer	☐ ☐	Accelerated filer Smaller reporting company	☐ ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       ☒ Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2010, the issuer had 12,190,000 outstanding shares of Common Stock, $.001 par value.

SIERRA RESOURCE GROUP, INC.

Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,796	$1,811
Accounts receivable, net	-	128
TOTAL CURRENT ASSETS	1,796	1,939

TOTAL ASSETS	$1,796	$1,939

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Interest - related party	-	2,958
Note payable - related party	-	29,500

TOTAL CURRENT LIABILITIES	-	32,458

LONG TERM LIABILITIES

Assigned Officer Advances	90,573	90,573

TOTAL LONG TERM LIABILITIES	90,573	90,573

TOTAL LIABILITIES	90,573	123,031
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value: 25,000,000 shares authorized;
12,090,000 shares issued and outstanding at March 31, 2010;
12,090,000 shares issued and outstanding at December 31, 2009;	12,090	12,090
Paid-in capital	32,330	-
Accumulated deficit	(133,197)	(133,182)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(88,777)	(121,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,796	$1,939

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.

Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
REVENUE
Revenue	$—	$159
Total revenue	—	159

OPERATING EXPENSES
Selling, general and administrative expenses	15	7,429

Total operating expenses	15	7,429

Operating loss	(15)	(7,270)

Other Income (expense)
Interest expense	—	(436)

Total other income (expense)	—	(436)

NET LOSS	$(15)	$(7,706)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,090,000	12,090,000

The accompanying notes are an integral part of these financial statements

SIERRA RESOURCE GROUP, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(15)	$(7,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	—	1,354
Changes in operating assets and liabilities:
Accounts receivable	—	108
Accrued Interest - related party	—	436

Net cash used in operating activities	(15)	(5,808)

Cash flows from financing activities:
Proceeds from officer advances	—	6,045

Net cash provided by financing activities	—	6,045

Net increase (decrease) in cash and cash equivalents	(15)	237

Cash and cash equivalents at beginning of period	1,811	1,563

Cash and cash equivalents at end of period	$1,796	$1,800

Non-cash investing and financing activities

Effect of Assignment and Quit Claim of Oil and Gas Leases	(32,330)	—

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Interim Financial Statements - Unaudited
March 31, 2010

1. Description of Business

Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our”) is a “shell” company that was incorporated on December 21, 1992 under the laws of the State of Nevada to engage in any lawful corporate activity. Since March 31, 1993, we have been in the developmental stage and have had no operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements for leasehold interests in both developed and undeveloped acres. In the event any leasehold interests were acquired, we intended to enter into exploration and development agreements with third parties wherein said third parties would, at their risk and expense, operate, develop and explore the property thereby relieving us of any future significant operating, exploration and development costs. We contemplated negotiating or retaining a small volumetric overriding royalty interest above the royalty leasehold interest and/or a retention of a working interest. If we needed additional funds, an offering of the Company's securities was contemplated. On March 31, 1993, the Company was still deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expended and we, thereafter, became dormant.

On April 30, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to oil and gas leases located in Louisiana and Kansas to the Company in exchange for a promissory note for $29,500 secured by the oil and gas interests assigned, all due and payable in April 2010.  On March 8, 2010, the Company entered into an "Assignment, Quit Claim and Release" with the Assignor whereby we assigned 100% of our right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in cancellation of the indebtedness evidenced by the promissory note (and accrued interest) to the Assignor and entered into mutual releases as to any claims, liabilities and demands between the Company and the Assignor.

On February 5, 2010, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Black Diamond Realty Management, LLC, a Florida limited liability company (the “Purchaser”), and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion, who were then the Company’s principal stockholders (collectively, the “Sellers”). Pursuant to the Share Purchase Agreement, and upon the terms and subject to the conditions thereof, the Purchaser agreed to purchase an aggregate of Eight Million Five Hundred Fifteen Thousand (8,515,000) shares (the “Shares”) of the common stock, par value $.001, of the Company owned by the Sellers (the "Purchase Transaction") for a purchase price equal to Three Hundred Twenty Five Thousand Dollars ($325,000) (the "Purchase Price").  On March 16, 2010, the Company, the Purchaser and the Sellers entered into Amendment No. 1 to the Share Purchase Agreement, pursuant to which the Purchase Price was reduced to Two Hundred Twenty Nine Thousand Dollars ($229,000) (the "Reduced Purchase Price").  On March 17, 2010, the Company, the Purchaser and the Sellers consummated the Purchase Transaction upon the Purchaser's delivery of the Reduced Purchase Price to the Sellers and the Sellers delivery to the Purchaser of the stock certificates representing the Shares. Upon the completion of the Purchase Transaction, the Company had no assets, liabilities or obligations.

At the closing of the Purchase Transaction, the Purchaser received approximately seventy percent (70%) of the Company's issued and outstanding common stock. In addition, effective as of March 17, 2010, in connection with the closing of the Purchase Transaction, (i) Sandra J. Andre and Suzette M. Encarnacion resigned from their respective positions as officers and directors of the Company and (ii) the Board elected Michael A. Dougherty and Joshua W. Rohbock to serve as directors of the Company. Paul W. Andre continued to serve as a director and as Secretary and Treasurer of the Company until approximately April 22, 2010 (ten days after the date on which the Company's Information Statement on Schedule 14 f-1 was filed with the SEC and mailed to all the holders of record of the Company's common stock).

On April 23, 2010, the Company agreed to purchase certain assets, consisting of a mineral deposit and certain infrastructure.  See Note 8, “Subsequent Events.”

The Company is organized in a single operating segment with no long-lived assets outside of the United States of America.

2. Basis of Presentation and Significant Accounting Policies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 2, 2010.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company had an accumulated deficit of $133,200 and working capital of $1,800.  During the three months ended March 31, 2010, the Company incurred a loss of approximately $15. The Company has had no operating history nor any significant revenues or earnings from operations, with no significant assets or financial resources.  The Company will in all likelihood sustain operating expense without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously unless and until the Company can consummate a business combination with an operating business, and potentially thereafter as well. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Cash and Cash equivalents

The Company maintains cash in bank and deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

The Company considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.  There were no cash equivalents as of March 31, 2010 and December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as of March 31, 2010 because of their generally short term nature.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.

Income Taxes

The Company follows “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations, there is no provision for U.S. income taxes and there are no deferred tax amounts as of March 31, 2010 and December 31, 2010.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company has adopted “Accounting for Uncertainty in Income Taxes”. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no effect on the Company’s financial statements.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the FASB Accounting Standards Codification (the “Codification”). The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share - Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. a valuation technique that uses: a. the quoted price of the identical liability when traded as an asset, or b. quoted prices for similar liabilities or similar liabilities when traded as assets; or 2. another valuation technique that is consistent with the principles of topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued standards that establishes only two levels of GAAP, authoritative and nonauthoritative. The Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP and anticipate complete adoption by the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our financial statements.

In May 2009, the FASB issued standards that requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. The Company evaluated its March 31, 2010 financial statements for subsequent events through May 13, 2010, the date the financial statements were available to be issued. Other than the events in Note 8, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued standards that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods. This standard applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

In April 2009, the FASB issued standards that provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of this standard to have a material impact on the Company’s income statement, financial position or cash flows.

3. Loss Per Common Share

Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 for the periods ended March 31, 2010 and December 31, 2009. For the periods ended March 31, 2010 and December 31, 2009, the Company had no dilutive potential common stock.

4. Accrued Interest - Related Party

See Note 5. Note Payable – Related Party for a discussion regarding the Company’s disposition of certain assets as described in the "Assignment, Release and Quit Claim" agreement, pursuant to which the Company assigned 100% of its right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in exchange for the cancellation of the indebtedness evidenced by a promissory note for $29,500 together with accrued interest and for mutual releases as to any claims, liabilities and demands between the Company, its officers and directors and the Assignor and its members.

5. Note Payable - Related Party

On April 30, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement with the Assignor whereby the Assignor assigned 100% of Assignor's right, title and interest in and to oil and gas leases located in Louisiana and Kansas to the Company in exchange for a promissory note for $29,500 secured by the oil and gas interests assigned, all due and payable in April 2010.  On March 8, 2010, the Company entered into an "Assignment, Quit Claim and Release" with the Assignor whereby we assigned 100% of our right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in cancellation of the indebtedness evidenced by the promissory note and accrued interest to the Assignor and entered into mutual releases as to any claims, liabilities and demands between the Company and the Assignor.  On March 8, 2010, the Company recorded a debit in the amount of $29,500, $2,958 and $128 to Note Payable – Related Party, Accrued Interest – Related Party and Accounts Receivable, respectively, and a corresponding credit in the amount of $32,330 to Additional Paid in Capital.

6. Officer Advances

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Paul W. Andre sold and transfered to the Purchaser, for the sum of one hundred dollars ($100), the receipt and title to the Officer’s Advances owed to Mr. Andre by the Company.

7. Equity

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

8. Subsequent Events

The Company has evaluated subsequent events through May 13, 2010, the date which the financial statements were available to be issued.

On April 23, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Asset Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company agreed to purchase 80% of certain assets of Medina (the “Acquisition”) known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Mine”). The purchase price for the Acquisition consists of the issuance at the closing of the Acquisition of an aggregate of 12,750,000 shares of the Company’s common stock in the name of Medina (the “Shares Consideration”) and the payment, within 90 days following the closing of the Acquisition, of $125,000 to a third party designated by Medina in the Asset Purchase Agreement.  The completion of the Acquisition is subject to the satisfaction or waiver of a number of closing conditions set forth in the Asset Purchase Agreement, including among others, the delivery of a deed and bill of sale with respect to the Mine, the delivery of a stock certificate representing the Shares Consideration and the release of all liens and other encumbrances on the Mine.

On May 5, 2010, the Company dismissed De Joya Griffith & Company, LLC (“De Joya”) as its independent registered public accountants, effective on that date. The Company engaged Tarvaran, Askelson & Company, LLP (“TAC”) as its new independent registered public accountants, effective May 5, 2010. The decision to change accountants was recommended and approved by the Company’s board of directors.

Authorized capital stock increase

On April 28, 2010, pursuant to Section 78.315 of the Nevada Revised Statutes (the “NRS”) and subject to stockholder approval, which approval was attained by written consent in lieu of a meeting of stockholders, pursuant to Section 78.320 of the NRS, from the holder of 8,515,000 shares of our Common Stock (the “Majority Stockholder”), which represents approximately 70% of the total votes outstanding, our Board of Directors unanimously approved (a) increasing the shares of our authorized capital stock from 25,000,000 to 160,000,000, of which 150,000,000 shall be designated our Common Stock and 10,000,000 shall be designated preferred stock, par value $0.001 per share, which may be issued from time to time in one or more series by our Board of Directors pursuant to an amendment to our Articles of Incorporation (the “Amendment”) and (b) a six-for-one (6:1) forward split of our issued and outstanding Common Stock (the “Forward Split”). We expect that the Amendment and the Forward Split will be effective on or about May 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009. This discussion contains forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 2, 2010.

Overview

Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our”) has had no operating history nor any significant revenues or earnings from operations, with no significant assets or financial resources. The Company will in all likelihood sustain operating expense without corresponding revenues, at least until the consummation of a merger or business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a merger or business combination with an operating business, and potentially thereafter as well. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for its securities. The Company is currently focusing its efforts on entering into a business combination with existing businesses.

The Company plans to investigate and attempt to attract possible merger or business acquisition candidates through the issuance of additional shares of its common stock. This will be a continuous effort and no assurances can be made that it will be successful. Any merger or business combination requires an extensive review. The Company is unable at this time to determine with any degree of accuracy the amount of time that it would take to locate a suitable acquisition or merger candidate, nor to determine with any degree of certainty the likelihood of completing such an acquisition or merger.

In order to obtain further financing, the Company believes that debt financing with third parties will not be an alternative for funding as the Company does not have tangible assets to secure such debt financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of our common stock.

Financial Condition.

We do not have sufficient cash or other material assets and we are relying on debt financing from shareholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to meet our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Company History

The Company was incorporated on December 21, 1992 under the laws of the State of Nevada to engage in any lawful corporate activity. Since March 31, 1993, we have been in the developmental stage and have had no operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements for leasehold interests in both developed and undeveloped acres. In the event any leasehold interests were acquired, we intended to enter into exploration and development agreements with third parties wherein said third parties would, at their risk and expense, operate, develop and explore the property thereby relieving us of any future significant operating, exploration and development costs. We contemplated negotiating or retaining a small volumetric overriding royalty interest above the royalty leasehold interest and/or a retention of a working interest. If we needed additional funds, an offering of the Company's securities was contemplated. On March 31, 1993, the Company was still deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expended and we, thereafter, became dormant.

On April 30, 2008, the Company entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement with Sierra Asset Holdings LLC (the "Assignor") whereby the Assignor assigned 100% of Assignor's right, title and interest in and to oil and gas leases located in Louisiana and Kansas to the Company in exchange for a promissory note for $29,500 secured by the oil and gas interests assigned, all due and payable in April 2010. On March 8, 2010, the Company entered into an "Assignment, Quit Claim and Release" with the Assignor whereby the Company assigned 100% of its right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in cancellation of the indebtedness evidenced by the promissory note and accrued interest to the Assignor and entered into mutual releases as to any claims, liabilities and demands between the Company and the Assignor.

On February 5, 2010, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") with Black Diamond Realty Management, LLC, a Florida limited liability company (the “Purchaser”), and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion, who were then the Company’s principal stockholders (collectively, the “Sellers”). Pursuant to the Share Purchase Agreement, and upon the terms and subject to the conditions thereof, the Purchaser agreed to purchase an aggregate of Eight Million Five Hundred Fifteen Thousand (8,515,000) shares (the “Shares”) of the common stock, par value $.001, of the Company owned by the Sellers (the "Purchase Transaction") for a purchase price equal to Three Hundred Twenty Five Thousand Dollars ($325,000) (the "Purchase Price"). On March 16, 2010, the Company, the Purchaser and the Sellers entered into Amendment No. 1 to the Share Purchase Agreement, pursuant to which the Purchase Price was reduced to Two Hundred Twenty Nine Thousand Dollars ($229,000) (the "Reduced Purchase Price"). On March 17, 2010, the Company, the Purchaser and the Sellers consummated the Purchase Transaction upon the Purchaser's delivery of the Reduced Purchase Price to the Sellers and the Sellers delivery to the Purchaser of the stock certificates representing the Shares.

At the closing of the Purchase Transaction, the Purchaser received approximately seventy percent (70%) of the Company's issued and outstanding common stock. In addition, effective as of March 17, 2010, in connection with the closing of the Purchase Transaction, (i) Sandra J. Andre and Suzette M. Encarnacion resigned from their respective positions as officers and directors of the Company and (ii) the Board elected Michael A. Dougherty and Joshua W. Rohbock to serve as directors of the Company. Paul W. Andre continued to serve as a director and as Secretary and Treasurer of the Company until approximately April 22, 2010 (ten days after the date on which the Company's Information Statement on Schedule 14 f-1 was filed with the SEC and mailed to all the holders of record of the Company's common stock).

Recent Developments

On April 23, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Asset Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company agreed to purchase 80% of certain assets of Medina (the “Acquisition”) known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Mine”). The purchase price for the Acquisition consists of the issuance at the closing of the Acquisition of an aggregate of 12,750,000 shares of the Company’s common stock in the name of Medina (the “Shares Consideration”) and the payment, within 90 days following the closing of the Acquisition, of $125,000 to a third party designated by Medina in the Asset Purchase Agreement.  The completion of the Acquisition is subject to the satisfaction or waiver of a number of closing conditions set forth in the Asset Purchase Agreement, including among others, the delivery of a deed and bill of sale with respect to the Mine, the delivery of a stock certificate representing the Shares Consideration and the release of all liens and other encumbrances on the Mine.

The foregoing description of the Asset Purchase Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the copy of the Asset Purchase Agreement as filed with the Commission as Exhibit 10.01 on April 29, 2010 and incorporated herein by reference.

Shell Issues.

The Securities and Exchange Commission (the “Commission”) has adopted a rule (Rule 419) which defines a blank check company as (i) a developmental stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. We have not been informed that the Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1992, we had a specific business plan and purposes. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company.

On June 29, 2005, the Commission adopted rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer consultant or advisor, under certain circumstances), and review the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the kind of information as is available to investors on public companies with continuing operations.

On February 15, 2008, the Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies like us. The amendments currently in full force and effect provide that the current holding periods applicable to affiliates and non-affiliates is now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell (ii) is subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (iii) has filed all required Exchange Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold under Rule 144. The amendment to Rule 144(i)(1)(i) was not intended to capture a "start-up company," or a company with limited operating history or the shares originally issued by us in 1992, except for the shares of stock currently held by our officers and directors (affiliates).

Results of Operations

Net Loss

For the three months ended March 31, 2010 and 2009, the Company had a net loss of approximately $15 and $7,700, respectively. At March 31, 2010 and December 31, 2009, the Company had an accumulated deficit of $133,197 and $133,182, respectively.

Liquidity and Capital Resources

We had working capital of approximately $1,800 at March 31, 2010. The Company is dependent upon shareholders, officers and directors to meet any de minimis costs that may occur. In the past, the Company relied upon Paul W. Andre, an officer and director of the Company, who had agreed to provide the necessary funds, without interest, for the Company to comply with the Exchange Act, provided that he remained an officer and director of the Company when the obligation is incurred.

At the closing of the Purchase Transaction, the Purchaser received approximately seventy percent (70%) of the Company's issued and outstanding common stock. In addition, effective as of March 17, 2010, in connection with the closing of the Purchase Transaction, (i) Sandra J. Andre and Suzette M. Encarnacion resigned from their respective positions as officers and directors of the Company and (ii) the Board elected Michael A. Dougherty and Joshua W. Rohbock to serve as directors of the Company. Paul W. Andre is continuing to serve as a director and as Secretary and Treasurer of the Company until approximately April 22, 2010 (ten days after the date on which the Company's Information Statement on Schedule 14 f-1 was filed with the SEC and mailed to all the holders of record of the Company's common stock).

As a result of the foregoing, the Company expects to primarily rely upon debt financing from its shareholders, officers and directors to meet limited operating expenses, however, no assurances can be made that these avenues of funding will be available to the Company to meet limited operating expenses or fund operations. Even if the Company is able to obtain funding, there can be no assurance that a sufficient level of revenue will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from any operations insufficient to fund our capital requirements. There can be no assurance that we will be able to obtain such additional funding from officers and directors or other investors on terms acceptable to us, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Total assets were zero at March 31, 2010 versus $1,900 at December 31, 2009.

Amortization Expense at March 31, 2010 and December 31, 2009 was zero and $1,400, respectively.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our president and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our president and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business.

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Other Information.

On April 28, 2010, in accordance with the Articles of Incorporation and Bylaws of the Company, and Section 78.320 of the Nevada Revised Statutes, the Majority Stockholder approved the following matters by written consent in lieu of a meeting of stockholders:

•
increasing the shares of our authorized capital stock from 25,000,000 to 160,000,000, of which 150,000,000 shall be designated our Common Stock and 10,000,000 shall be designated preferred stock, par value $0.001 per share, which may be issued from time to time in one or more series by our Board of Directors pursuant to an amendment to our Articles of Incorporation (the “Amendment”); and

•	a six-for-one (6:1) forward split of our issued and outstanding Common Stock;

The foregoing description of the Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the copy of the Certificate of Amendment to the Articles of Incorporation effecting the Amendment, in substantially the form filed herewith as Exhibit 3.03 and incorporated herein by reference.

Item 5.  Exhibits
Exhibit Number	Description

3.01	Articles of Incorporation, as amended(1)
3.02	Bylaws(1)
3.03	Certificate of Amendment to the Articles of Incorporation*
10.01	Assignment, Quit Claim and Release, dated March 8, 2010, between the Registrant and Sierra Asset Holdings LLC(2)
10.02	Share Purchase Agreement, dated February 5 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.03	Amendment No. 1 to Share Purchase Agreement, dated March 16, 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.04	Asset Purchase Agreement, dated April 23, 2010, between the Registration and Medina Property Group LLC(4)
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form 10-SB of the Registrant, filed with the Commission on January 27, 1999
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 9, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 30, 2010.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on April 29, 2010.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA RESOURCE GROUP, INC.

Date: May 21, 2009	By:	/s/ Michael Dougherty
Michael Dougherty
President and Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description
Number

3.01	Articles of Incorporation, as amended(1)
3.02	Bylaws(1)
3.03	Certificate of Amendment to the Articles of Incorporation*
10.01	Assignment, Quit Claim and Release, dated March 8, 2010, between the Registrant and Sierra Asset Holdings LLC(2)
10.02	Share Purchase Agreement, dated February 5 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.03	Amendment No. 1 to Share Purchase Agreement, dated March 16, 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.04	Asset Purchase Agreement, dated April 23, 2010, between the Registration and Medina Property Group LLC(4)
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form 10-SB of the Registrant, filed with the Commission on January 27, 1999
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 9, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 30, 2010.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on April 29, 2010.

*	Filed herewith.