Form 10-Q/A
period 2010-03-31
SIERRA RESOURCE GROUP INC
filed 2010-06-14
CIK 1076966

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
X Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        X Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer Non-accelerated filer	 	Accelerated filer Smaller reporting company	 X

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).
         Yes                        X No
APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 1, 2010, we had 12,190,000 shares of our Common Stock, $.001 par value outstanding.

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

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Interim Financial Statements - Unaudited
March 31, 2010

1. History and Description of Business
Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our “) was incorporated in the state of Nevada on December 21, 1992, by Sandra Andre, our former president and director and Paul M Andre, our former secretary, treasurer and director,  to engage in the lease, acquisition, exploration and development of interests in natural resource properties such as those involving oil and gas interests.  We believe that we are not  a “Shell Company” as that term is defined by Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have a limited operating history and as such, we do not have “no or nominal operations”.   Our operations were previously disclosed in our registration statement filed on Form S-1, declared effective by the Securities and Exchange Commission on February 9, 2009.

Our business plan has been to the lease, acquisition, exploration and development of interests in natural resource properties since our inception.   Our Operations have consisted of the following activities in the prior two years.  On April 30, 2008,  Paul M. Andre, our founder , secretary, treasurer and director, through the period of this report negotiated our purchase of certain working interests in oil and gas leases from Natural Oil & Gas "Choice" Development Fund I,  LP and Team Resources, Inc.    Mr. Andre loaned us $29,500 to purchase  these interests.  In exchange for this loan, we executed a promissory note. These interests are located in Louisiana and Kansas consisted of the following wells (the “Wells”) and interests:

(i) Snapper #2 Well- .04% of the working interest and .03% of the net revenue interest;
(ii) Smith A #2 Well- .35% of the working interest and .03% of the net revenue interest;
(iii) Shomaker #2, B- .35% of the working interest and .03% of the net revenue interest; and
(iv) Roger #2 Wells- .35% of the working interest and .03% of the net revenue interest.

We selected Natural Gas & Oil Choice Development Fund 1, LP,  as the manager of our Louisiana properties and Indian Oil as the driller of the Kansas properties.  As a result, we were dependent upon the abilities of Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. (and other unrelated interest holders) for the drilling, testing and completion of the Wells. We also were dependent upon other unrelated third parties for drilling and operating the Wells pursuant to agreements they had with Natural Gas & Oil "Choice" Development Fund I, LP.    Natural Gas & Oil "Choice" Development Fund I, LP  assumed all of our future and contingent obligations relating to our interest, inclusive of drilling, testing and completion of the Wells and/or costs associated with the abandonment of the Well and shut-in costs.

As we disclosed in our annual report on Form 10-K for the period ending December 31, 2009, prior to our assessment of the problems related to production of the Wells; we did not consider any activity beyond the exploration program involving the aforementioned interests. By the end of the period ending December 31, 2009, the Wells encountered several problems related to production and we undertook an evaluation of these problems during the first quarter of 2010.  At this time we began to consider other exploration and development projects .  After one failed transaction, on April 23, 2010, we successfully negotiated  and executed an agreement  to purchase 80% of the Chloride Copper Project near Kingston, Arizona in exchange for 12,750,000 shares of our restricted common stock.  As of the filing of this report on Form 10-Q, this transaction has not been completed . We anticipate completing the transaction only if we complete satisfactory due diligence of the property. Because of the problems we identified concerning the Wells, on March 8, 2010, we executed an agreement whereby we assigned 100% of our right, title and interest in and to the oil and gas leases located in Louisiana and Kansas to Sierra Asset Holdings LLC in cancellation of the indebtedness evidenced by the promissory note (and accrued interest).  We continued to focus our efforts on negotiating the purchase of the Chloride Copper  project and  identified other potential copper producing projects.

2. Basis of Presentation and Significant Accounting Policies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 2, 2010.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, we had an accumulated deficit of $133,200 and working capital of $1,800. During the three months ended March 31, 2010, we incurred a loss of approximately $15. We had no significant revenues or earnings from operations, with no significant assets or financial resources.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss which will increase continuously unless and until we can achieve meaningful revenues.  These conditions raise substantial doubt about the our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Cash and Cash equivalents

We maintain cash in bank and deposit accounts which, at times, could exceed federally insured limits. We have not experienced any losses in such accounts. We believe that we are not exposed to any significant credit risk on cash and cash equivalents.

We consider only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.  There were no cash equivalents as of March 31, 2010, and December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as of March 31, 2010,  because of their generally short term nature.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.

Income Taxes
We follow “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because we had no revenues, there is no provision for U.S. income taxes and there are no deferred tax amounts as of March 31, 2010, and December 31, 2010.

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

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and we intend to settle our current tax assets and liabilities on a net basis.

We  have adopted “Accounting for Uncertainty in Income Taxes”. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no effect on our financial statements.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the FASB Accounting Standards Codification (the “Codification”). We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share - Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. a valuation technique that uses: a. the quoted price of the identical liability when traded as an asset, or b. quoted prices for similar liabilities or similar liabilities when traded as assets; or 2. another valuation technique that is consistent with the principles of topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued standards that establish only two levels of GAAP, authoritative and nonauthoritative. The Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP and anticipate complete adoption by the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our financial statements.

In May 2009, the FASB issued standards that require management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. We evaluated our March 31, 2010, financial statements for subsequent events through May 13, 2010, the date the financial statements were available to be issued. Other than the events in Note 8, We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued standards that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods. This standard applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by APB 28, and requires that a publicly traded company shall include disclosures about the fair value of our financial instruments whenever it issues summarized financial information for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

In April 2009, the FASB issued standards that provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This standard is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

3. Loss Per Common Share

Income (loss) per common share is based on the weighted average number of common shares outstanding. We comply with Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 12,090,000 for the periods ended March 31, 2010, and December 31, 2009. For the periods ended March 31, 2010 and December 31, 2009, we had no dilutive potential common stock.

4. Accrued Interest - Related Party

See Note 5. Note Payable – Related Party for a discussion regarding our disposition of certain assets as described in the "Assignment, Release and Quit Claim" agreement, pursuant to which we assigned 100% of our right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in exchange for the cancellation of the indebtedness evidenced by a promissory note for $29,500 together with accrued interest and for mutual releases as to any claims, liabilities and demands between the Company, our officers and directors and the Assignor and our members.

 5. Note Payable - Related Party

On April 30, 2008, we entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement with the Assignor whereby the Assignor assigned 100% of Assignor's right, title and interest in and to oil and gas leases located in Louisiana and Kansas to us exchange for a promissory note with a principal amount outstanding of $29,500, which was secured by the oil and gas interests assigned, all due and payable in April 2010.  On March 8, 2010, we entered into an "Assignment, Quit Claim and Release" with the Assignor whereby we assigned 100% of our right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in cancellation of the indebtedness evidenced by the promissory note and accrued interest to the Assignor and entered into mutual releases as to any claims, liabilities and demands between us and Paul W. Andre.  On March 8, 2010, we recorded a debit in the amount of $29,500, $2,958 and $128 to Note Payable – Related Party, Accrued Interest – Related Party and Accounts Receivable, respectively, and a corresponding credit in the amount of $32,330 to Additional Paid in Capital.

6. Officer Advances

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Paul W. Andre sold and transferred to the Purchaser, for the sum of one hundred dollars ($100), the receipt and title to the Officer’s Advances owed to Mr. Andre by the Company.

7. Equity

Certain reclassifications have been made in the current year's financial statements.

On December 18, 1998 and July 14, 2006, we declared a stock dividend, which was originally recorded as a debit to Additional Paid-in Capital and a corresponding credit to Common Stock, in the amount of $10,230. During the year ended December 31, 2009, we recorded an adjustment, whereby we recorded a debit to Retained Earnings and a credit to Additional Paid-in Capital, in the amount of $10,230. This adjustment did not change total stockholders' equity.

See Also “Note 8 Subsequent Events “ below under heading Amendment.

Common Stock

As of March 31, 2010, we were authorized to issue 25,000,000 shares of common stock,  $0.001 par value. On December 21, 1992,  we issued one thousand eight hundred and sixty (1,860) shares of our no par value common stock in consideration of $1,860 in cash.

On December 18, 1998, we amended and restated our Articles of Incorporation, to increase our authorized  capitalization from two thousand five hundred (2,500) common shares to twenty five million (25,000,000) common shares. The no par value was changed to $0.001 per share.

On December 18, 1998, our shareholders approved a forward split of our common stock at the ratio of one thousand (1,000) shares for every one (1) share of the existing shares. The number of common shares outstanding increased from one thousand eight hundred and sixty (1,860) to one million eight hundred sixty thousand (1,860,000). Prior period information has been restated to reflect the stock split, on a retroactive basis.

On July 14, 2006, our shareholders declared a five and one half (5.5) share dividend for each one share of the issued and outstanding shares. The record date was July 28, 2006; payable July 31, 2006. The number of common shares outstanding increased from 1,860,000 to 12,090,000.  Prior period information has been restated to reflect the stock dividend on a retroactive basis.

On June 1, 2010, we increased the number of common shares we are authorized to issue to 60,000,000 common shares.

Preferred Stock

Prior to the effectiveness of the June 9, 2010, amendment to our Articles of Incorporation, we were not authorized to issue preferred stock. We are now authorized to issue 10,000,000 shares of Preferred Stock, with a  par value of $0.001 per share, which may be issued from time to time in one or more series by our Board of Directors.  There were no preferred shares outstanding as of the date of this report.

We have not granted or issued warrants, options or convertible securities which would entitle the holder to acquire shares of our common stock.

8. Subsequent Events

We have evaluated subsequent events through  May 13, 2010, the date which the financial statements were available to be issued.

On April 23, 2010, we entered into an Asset Purchase Agreement with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Asset Purchase Agreement, and upon the terms and subject to the conditions thereof, we agreed to purchase 80% of certain assets of Medina  known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Copper Mine”). The purchase price for consists of the issuance of 12,750,000 shares of our common stock and $125,000, payable within ninety (90) days after closing.  The transaction is subject to the satisfaction or waiver of a number of closing conditions, including among others, the delivery of a deed and bill of sale with respect to the  Copper Mine, the delivery of a stock certificate representing the 12,750,00 shares being issued and the release of all liens and other encumbrances on the Copper Mine.

On May 5, 2010,  dismissed De Joya Griffith & Company, LLC as our independent registered public accountants, effective on that date. We engaged Tarvaran, Askelson & Company, LLP as our new independent registered public accountants, effective May 5, 2010. The decision to change accountants was recommended and approved by our board of directors.

Authorized capital stock increase

On April 28, 2010, pursuant to Section 78.315 of the Nevada Revised Statutes (the “NRS”) and subject to stockholder approval, which approval was attained by written consent in lieu of a meeting of stockholders, pursuant to Section 78.320 of the NRS, from the holder of 8,515,000 shares of our Common Stock (the “Majority Stockholder”), which represents approximately 70% of the total votes outstanding, our Board of Directors unanimously approved an amendment (the “Amendment”)  to our Certificate of Incorporation which became effective on June 1, 2010,  to: (i) declare a dividend (the “Dividend”) of our common stock so that each holder of one (1) share of common stock received an additional five (5) shares; (ii) authorize us to issue up to 10,000,000 shares of preferred stock (the “Preferred Stock”); and (iii)  and increase the number of common shares (the “Common Shares”) we are authorized to issue from 25,000,000 to 160,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009. This discussion contains forward-looking statements, made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under "Risk Factors" previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 2, 2010 and the risks set forth in Part II. Item1A of this report on Form 10-Q.

Overview
Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our” was incorporated on December 21, 1992, by Sandra Andre and Paul Andre on December 21, 1992 to engage in the acquisition, exploration and development of natural resource properties.  We have no revenues and a limited operating history.
Our principal executive offices are located at 6586 Hypoluxo Rd., Suite 307, Lake Worth, Florida 33467.

On April 30, 2008, we acquired certain working interests in oil and gas leases in Louisiana and
Kansas consisting of the following wells:
(i)  Snapper #2 Well- .04% of the working interest and .03% of the net revenue interest;
(ii) Smith A #2 Well- .35% of the working interest and .03% of the net revenue interest;
(iii) Shoemaker #2, B- .35% of the working interest and .03% of the net revenue interest; and
(iv) Roger #2 Wells- .35% of the working interest and .03% of the net revenue interest.

Our production wells had encountered several problems and we undertook an evaluation of these problems during the first quarter of 2010.  In January 2010, we began locating and evaluating copper producing properties for acquisition or joint venture agreements.  After one failed transaction we successfully negotiated executed an agreement on April 23, 2010, to purchase 80% of the Chloride Copper Project near Kingston, Arizona.  This transaction has not been completed and we anticipate completing the transaction if the results of our diligence review is satisfactory. Because of the problems we identified concerning the production wells, on March 8, 2010, we assigned 100% of our right, title and interest in and to the oil and gas leases to Sierra Asset Holdings LLC in cancellation of the indebtedness evidenced by the promissory note (and accrued interest) and we focused our efforts on negotiating the purchase of the Chloride Copper and identified other copper producing properties.

Financial Condition.

We do not have sufficient cash or other material assets and we are relying on financing from shareholders, officers and directors and sales of our common stock to meet limited operating expenses and finance our future operations. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to meet our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Our History

Recent Developments

On April 23, 2010, we entered into an Asset Purchase Agreement with Medina Property Group LLC, a Florida limited liability company. Pursuant to the Asset Purchase Agreement, and upon the terms and subject to the conditions thereof, we agreed to purchase 80% of certain assets of Medina  known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona. The purchase price for consists of the issuance of 12,750,000 shares of our common stock and $125,000, payable within ninety (90) days after closing.  The transaction is subject to the satisfaction or waiver of a number of closing conditions, including among others, the delivery of a deed and bill of sale with respect to the  Copper Mine, the delivery of a stock certificate representing the 12,750,00 shares being issued and the release of all liens and other encumbrances on the Copper Mine.

Recent Rule Changes effecting Form S-8, Form 8-k and Rule 144 of the Securities Act of 1933.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending  Form S-8 and the Form 8-K . The amendments expanded the definition of a shell company (“Shell Company”) to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revised the requirements for Form 8-K so that a Shell Company became required to include current Form 10 Information, including audited financial statements, in the filing on Form 8-K reporting the acquisition of the business opportunity. The rules are designed to assure that investors in Shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

 On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) . The amendments imposed certain restrictions on securities issued by a Company that was ever a Shell Company. Footnote 172 to Amended Rule 144 exempted certain Issuers from the definition of a Shell Company:

“Rule 144(i) does not prohibit the resale of securities under Rule 144 that were not initially issued by a reporting or a non-reporting Shell Company or an issuer that has been at any time previously such a company, even when the issuer is a reporting or non-reporting Shell Company at the time of sale.  Contrary to commenter’s’ concerns, Rule 144(i)(1)(i) is not intended to capture a “startup company,” or, in other words, a company with a limited operating history, in the definition of a reporting or non-reporting Shell Company, as we believe that such a company does not meet the condition of having “no or nominal operations.”

We believe that based upon the definition of a Shell Company set forth in Footnote 172,  we are not a Shell Company because we have a limited operating history and as such, we do not have “no or nominal operations”.

In addition, Rule 144(i)  (2) provides that the even holders of securities of Companies that were ever Shell  Companies can rely upon Rule 144’s safe harbor if  certain conditions are met. These conditions are that the issuer:  (i)  is not now a Shell Company; (ii) filed all reports (other than Form 8-K reports) required under the Exchange Act for the preceding 12 months; (iii) filed current “Form 10 information” reflecting that it is no longer a Shell Company;  and (iv) at least one year has elapsed since the issuer filed that information with the Commission.

We satisfy these conditions because: (i)  we are not presently a Shell Company; (ii) we filed all reports required to be filed under the Exchange Act; and (iii) we filed Form 10 Information with the Commission in our S-1 Registration Statement declared effective by  the Commission on  February 9, 2009, and as such, more than one year has elapsed since the filing of the Form 10 Information.

Results of Operations

Net Loss

For the three months ended March 31, 2010 and 2009, we had a net loss of approximately $15 and $7,700, respectively. At March 31, 2010 and December 31, 2009, we had an accumulated deficit of $133,197 and $133,182, respectively.

Liquidity and Capital Resources

We had working capital of approximately $1,800 at March 31, 2010.  We are dependent upon shareholders, officers and directors to meet any de minimis costs that may occur and will rely on the sale of our securities to fund future operations.

As a result of the foregoing, we expect to primarily rely upon debt financing from our shareholders, officers and directors and sales of our securities to meet limited operating expenses, however, no assurances can be made that these avenues of funding will be available to us to meet limited operating expenses or fund operations. Even if We are able to obtain funding, there can be no assurance that a sufficient level of revenue will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from any operations insufficient to fund our capital requirements. There can be no assurance that we will be able to obtain such additional funding from officers and directors or other investors on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Total assets were $0 at March 31, 2010, versus $1,900 at December 31, 2009.

Amortization Expense at March 31, 2010, and December 31, 2009,  was $0, and $1,400, respectively.

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

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our president and principal financial officer; of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our president and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our president and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding.

Item 1A. Risk Factors.
In addition to the other information provided in this 10-Q, you should carefully consider the following risk factors in evaluating our business before purchasing our common stock. Our copper exploration activities are highly risky and speculative; accordingly, an investment in our common stock shares involves a high degree of risk. You should not invest in our common stock if you cannot afford to lose your entire investment. In deciding whether you should invest, you should carefully consider the following risk factors together with all of the other information contained in this report on Form 10-Q. Any of the following risk factors may cause our exploration activities, prospects, financial condition or results of operations to be negatively impacted, which may lead to the loss of all or part of your investment.

Risks Related to our Business Activities.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

As noted by our independent auditors, we have an accumulated deficit of $133,000 as of March 31, 2010, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities with no present financing source identified; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

We will have to spend additional funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

We may also need capital more rapidly than currently anticipated and we may be unsuccessful in obtaining sufficient capital to accomplish any or all of our objectives Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of your investment.

Because the probability of any of our properties or claims ever having reserves or being profitable is remote, any funds that we spend on exploration may be lost.

None of the properties or claims which we plan to acquire are known to have any confirmed commercially mineable deposits of copper or other metals that may be mined at a profit. Whether we will be able to mine these properties or claims at a profit, depends upon many factors, including:

•	the size and grade of the deposit;
•	whether we can obtain sufficient financing on acceptable terms to conduct our exploration activities;
•	volatile and cyclical price activity of copper and other precious metals; and
•	the cost, personnel, and time burdens of governmental regulation, including taxes, royalties, land use, importing and exporting of minerals, and environmental protection.

The probability of an individual prospect ever having reserves is remote. Accordingly, if we are unable to mine a prospect at a profit because the deposits may not be of the quality or size that would enable us to make a profit from actual mining activities or because it may not be economically feasible to extract metals from the deposits, and in such case any funds spent on exploration activities will probably be lost, which may result in a loss of part of or your entire investment.

Because we own no interests in mining properties, have no mining operations, and our future operations are subject to substantial risks, we may never be successful in conducting mining operations.

We are not a copper  mining company, but rather a company seeking to acquire interests in mining companies. Our business plan consists of  acquiring properties and exploring for copper and other minerals. We will be unable to generate revenues or make profits, unless we actually acquire properties, if ever, mine deposits, if any actually, exist. We will need to first complete the acquisition of a property or mining interest, then mine the property ourselves, find some other entity to mine our property on our behalf, or sell our rights to mine the copper or other minerals; however, if we are unable to do so, you could lose your entire investment in our common stock.

We may not have access to all of the materials we need to begin exploration, which could cause us to delay or suspend activities.

Due to competitive demands for exploration services and obtaining necessary supplies and/or equipment, there may be disruptions in our planned exploration activities, especially if there are unforeseen shortages. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available; if we are unable to do so, we will experience delays or suspension of our planned activities, which will adversely affect our exploration activities and financial condition.

We have a limited operating history and we have losses, which make it difficult for you to evaluate whether we will be able to continue our operations, and whether we will ever be profitable.

We have no income-producing activities and we own no properties. We incurred accumulated losses of $133,000 since our  inception.  We have no adequate revenue generating operating history to evaluate our future success or failure. Additionally, if we spend funds to implement our business plan this will lead to further losses and our failure to generate future revenues to defray ongoing expenditures will cause us to suspend or cease our activities. Accordingly, it will be difficult for you to evaluate our ability to continue our operations or whether we will be profitable.

In the event that we obtain estimates of reserves, those estimates may be subject to uncertainty.

 We have no estimates of confirmed probable or proven copper reserves pertaining to any of our properties or claims, and we may never obtain any such reserve estimates. If we obtain a reserve estimate, it could be subject to uncertainty. Estimates are arrived at by using standard acceptable geological techniques, and are based on interpretive geological data obtained from drill holes, sampling techniques, assaying, surveying, and mapping. Feasibility studies are used to derive estimates of cash operating costs based on anticipated tonnage and grades of copper to be mined and processed, predicted configuration of ore bodies, expected recovery rates of metal from copper, operating costs, and other factors. Actual cash operating costs and economic returns may differ significantly from original estimates due to:

•	Fluctuations in current prices of metal commodities extracted from the deposits;
•	Changes in fuel prices and equipment;
•	Labor rates;
•	Changes in permit requirements; and

Any one or a combination of these factors may negatively affect the relative certainty or uncertainty of geological reports or reserve estimates.

Our business depends upon the continued involvement of: (a) Michael Dougherty our Director, President, Secretary and Chief Financial Officer; and; (b)Joshua Rohbock  our Director.  The loss, individually or cumulatively, of Messrs. Dougherty or Rohbuck would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities.

We rely solely upon Messrs. Dougherty or Rohbuck’s  judgment regarding our exploration activities, including whether to acquire, lease, or stake any potential properties and/or mineral interests. We anticipate that our business may become dependent upon other key personnel and/or consultants in the future. We do not presently carry key-man insurance on any of our officers, directors or employees, and cannot predict when or whether we will carry such insurance in the near future. We do not believe that we will be able to operate as originally planned in the event that we lose their services. Before you decide whether to invest in our common stock, you should carefully consider our reliance upon these personnel and that if we lose the benefit of their expertise, your investment may be negatively impacted.

We may be denied the government licenses and permits or otherwise fail to comply with federal and state requirements for our exploration activities.

Our future copper exploration activities will require licenses, permits, or compliance with other state and federal requirements regarding prospecting, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Our failure to acquire all required licenses or permits or successfully comply with the pertinent federal and state regulations will negatively impact our operations.

We do not carry any property or casualty insurance and do not intend to carry such insurance in the near future which may expose us to liabilities that will negatively affect our financial condition.

The search for copper and other mineral deposits exposes us to numerous hazards. As a result, we may become subject to liability for such hazards, including environmental pollution, cave-ins, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes or other hazards that we cannot insure against or which we may elect not to insure. At the present time we have no coverage to insure against these hazards. Should we incur liabilities involving these hazards that may have a material adverse effect on our financial condition.

Such occurrences could result in loss of or damage to any properties we acquire, if any, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any insurance at this time, nor do we intend to carry property or casualty insurance in the future, except that we will carry all insurance that we are required to by law, such as motor vehicle insurance. Even if we do obtain insurance, it may not cover all of the risks associated with our operations. We will not carry title insurance. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities that will adversely affect our financial condition.

If we fail to make timely payments totaling $125,000 for our purchase of the Chloride Copper Project, we will lose our right to purchase the project.

We own no properties or mineral interests. To complete the purchase of the Chloride Copper Project we are required to pay $125,000 and 12,750,000 shares of our common stock. We do not presently have sufficient working capital to pay the $125,000 purchase price. If we are unable to purchase the Chloride Copper Project, it will significantly impact our operational plan. There is no assurance we will ever acquire mineral producing properties or interests in such properties.

Because we do not have an audit, nominating, or compensation committee, shareholders will have to rely on our board of directors, all of which are not independent, to perform these functions.

We do not have an audit, nominating, and compensation committees and our board of directors as a whole will perform these functions. There is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions, and that such decisions may favor the interest of our management over our minority shareholders or us.

Our management devotes less than full time to our business, which may negatively impact our operations and/or reduce our revenues.

Our management, devotes less than full time to our business. Each member of our management. Because our management may be unable to devote the time necessary to our business, we may be unsuccessful in the implementation of our business plan.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report.  See also, “Item 4. Other Information” below.

Item 3.  Defaults Upon Senior Securities.

We are not in default in the payment of principal, interest, asking or purchase fund installment or other default with respect to any indebtedness.

Item 4.  Other Information.

 From our inception, through March 31, 2010, Paul W. Andre served as a Director.  On March 17, 2010, Sandra J. Andre, our President and a Director and Suzette M. Encarnacion, our Director were replaced by Michael A. Dougherty and Joshua W. Rohbock who with  Paul W. Andre constituted three members of our Board of Directors as of March 31, 2010.

Amendment to our Certificate of Incorporation.

On June 1, 2010, we amended our  Certificate of Incorporation (the “Amendment”) to: (i) declare a dividend (the “Dividend”) of our common stock so that each holder of one (1) share of common stock received an additional five (5) shares; (ii) authorize the issuance of 10,000,000 shares of preferred stock (the “Preferred Stock”); and (iii)  increase the number of common shares (the “Common Shares”) we are authorized to issue from 25,000,000 to 160,000,000.

The Dividend.

As a result of the Dividend, each holder of our common shares will receive five additional shares of common stock for each one (1) share held.  Immediately prior to the dividend, we had 12,190,000  Common Shares outstanding. After the Dividend shares are issued, we will have 73,140,000 shares of common stock outstanding.

Preferred Shares.

As a result of the Amendment we are authorized to issue 10,000,000 preferred shares with such voting powers, designations, preferences, limitations, restrictions and relative rights as established by our Board of Directors upon  filing of the resolution setting forth the foregoing and a Certificate of Designation with the Nevada Secretary of State.  The Certificate of Designation must  become effective before we issue any shares of the Preferred Stock.

Common Shares.

As a result of the Amendment we are authorized to issue 160,000,000 Common Shares. After the Dividend Shares are issued, we will have 73,140,000,  Common Shares outstanding  Prior to the Amendment we were authorized to issue 25,000,000 Common Shares and we had 12,190,000 Common Shares outstanding. Upon issuance of the 12,750,000 Common Shares in connection with the Chloride Copper Project, if we had not amended our Certificate of Incorporation,  we would have only had 60,000 authorized but unissued Common Shares for future issuances.  As such, we determined an increase in our authorized Common Shares was necessary to provide us with the ability to issue additional Common Shares for proper business purposes.

We effected the Amendment so that we could issue either  the Common or Preferred Shares (collectively the “Securities”) in the future  for proper business purposes including for potential capital-raising purposes and acquisitions of other businesses or assets without the related expense and delay of a special stockholders’ meeting. We do not intend to seek stockholder approval prior to any issuance of the Securities unless stockholder approval is required by applicable law or stock market or exchange requirements.

We are obligated to issue 12,750,000 common shares to Medina Property Group, LLC upon the completion of our purchase of 80% of the assets of the Chloride Copper Project, as more fully set forth in our 8-K filed with the Securities and Exchange Commission on April 23, 2010, which is incorporated herein by reference.

The foregoing description of the Amendment and its effect on our Stockholders is only a summary, does not purport to be complete and is qualified in our entirety by reference our Definitive Schedule 14C filed with the Securities and Exchange Commission on or about  May 11,2010, which is incorporated herein by reference.

Item 5.  Exhibits

Number	Description

3.01	Articles of Incorporation, as amended(1)
3.02	Bylaws(1)
3.03	Certificate of Amendment to the Articles of Incorporation*
10.01	Assignment, Quit Claim and Release, dated March 8, 2010, between the Registrant and Sierra Asset Holdings LLC(2)
10.02	Share Purchase Agreement, dated February 5 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.03	Amendment No. 1 to Share Purchase Agreement, dated March 16, 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.04	Asset Purchase Agreement, dated April 23, 2010, between the Registration and Medina Property Group LLC(4)
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form 10-SB of the Registrant, filed with the Commission on January 27, 1999.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 9, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 30, 2010.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on April 29, 2010.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA RESOURCE GROUP, INC.

Date: June 14, 2010	By:	/s/ Michael Dougherty
Michael Dougherty
President and Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description
Number

3.01	Articles of Incorporation, as amended(1)
3.02	Bylaws(1)
3.03	Certificate of Amendment to the Articles of Incorporation*
10.01	Assignment, Quit Claim and Release, dated March 8, 2010, between the Registrant and Sierra Asset Holdings LLC(2)
10.02	Share Purchase Agreement, dated February 5 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.03	Amendment No. 1 to Share Purchase Agreement, dated March 16, 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.04	Asset Purchase Agreement, dated April 23, 2010, between the Registration and Medina Property Group LLC(4)
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form 10-SB of the Registrant, filed with the Commission on January 27, 1999
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 9, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 30, 2010.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on April 29, 2010.

*	Filed herewith.