Form 10-Q
period 2010-06-30
SIERRA RESOURCE GROUP INC
filed 2010-08-23
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2010

Commission File Number: 000-25301

SIERRA RESOURCE GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0413922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9550 S. Eastern Ave., Suite 253, Las Vegas, NV  89123
(Address of principal executive offices)

Registrant's telephone number, including area code: (702) 462-7285

6586 Hypoluxo Rd., Suite 307, Lake Worth, Florida 33467
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒ No.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 16, 2010, the issuer had 117,552,000 issued and outstanding shares of Common Stock, $.001 par value.

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

SIERRA RESOURCE GROUP, INC.
Consolidated Balance Sheet

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,811
Accounts receivable, net	-	128
TOTAL CURRENT ASSETS	-	1,939

Property and equipment, net	125,000	-
Mining Interests, net	604,040	-
Goodwill	163,000	-

TOTAL ASSETS	$892,040	$1,939

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$47,500	$-
Accrued Interest - related party	-	2,958
Note payable - related party	159,527	29,500
Note payable	360,000	-
Other accrued liabilities	17,844	-

TOTAL CURRENT LIABILITIES	584,871	32,458

LONG TERM LIABILITIES

Officer Advances	90,573	90,573

TOTAL LONG TERM LIABILITIES	90,573	90,573

TOTAL LIABILITIES	675,444	123,031
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 10,000,000 shares authorized;
zero shares issued and outstanding at June 30, 2010;
zero shares issued and outstanding at December 31, 2009;	-	-
Common stock, $0.001 par value: 150,000,000 shares authorized;
117,552,000 shares issued and outstanding at June 30, 2010;
12,090,000 shares issued and outstanding at December 31, 2009;	117,552	12,090
Paid-in capital	447,828	-
Accumulated deficit	(348,784)	(133,182)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	216,596	(121,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$892,040	$1,939

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA RESOURCE GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Dec. 21, 1992
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2010	2009	2010	2009	June 30, 2010
REVENUE
Revenue	$—	$—	$—	$159	$1,275
Total revenue	—	—	—	159	1,275

OPERATING EXPENSES
Selling, general and administrative expenses	80,127	4,357	80,142	11,786	182,023

Total operating expenses	80,127	4,357	80,142	11,786	182,023

Operating loss	(80,127)	(4,357)	(80,142)	(11,627)	(180,748)

Other Income (expense)
Interest expense	(37,500)	(436)	(37,500)	(872)	(40,458)
Loss on Impairment	—	—	—	—	(17,528)

Total other income (expense)	(37,500)	(436)	(37,500)	(872)	(57,986)

NET LOSS	$(117,627)	$(4,793)	$(117,642)	$(12,499)	$(238,734)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,073,670	12,090,000	15,098,365	12,090,000	12,166,651

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA RESOURCE GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		Dec. 21, 1992
	June 30,	June 30,	(inception) to
	2010	2009	June, 30 2010
Cash flows from operating activities:
Net loss	$(117,642)	$(12,499)	$(238,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Impairment	—	2,708	17,528
Accrued liabilities from acquisition	(24,540)	—	(24,540)
Interest expense	37,500	—	37,500
Stock-based compensation	3,000	—	3,000
Depreciation	—	—	—
Amortization	—	—	11,972
Changes in operating assets and liabilities:
Accounts receivable	—	174	(128)
Accrued Interest - related party	—	872	2,958
Other accrued liabilities	17,844	—	17,844
Accounts payable	47,500	—	47,500
Net cash used in operating activities	(36,338)	(8,745)	(125,100)

Cash flows from investing activities:
Investment in oil and gas interests	—	—	(29,500)

Net cash used in investing activities	—	—	(29,500)

Cash flows from financing activities:
Proceeds from officer advances	—	9,023	90,573
Proceeds from note payable - related party	34,527	—	64,027

Net cash provided by financing activities	34,527	9,023	154,600

Net increase (decrease) in cash and cash equivalents	(1,811)	278	—

Cash and cash equivalents at beginning of period	1,811	1,563	—

Cash and cash equivalents at end of period	$—	$1,841	$—

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities

Effect of Assignment and Quit Claim of Oil and Gas Leases	(32,330)	—	(32,330)
Investment in equipment	125,000	—	125,000
Investment in mining interests	767,040	—	382,500

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes To Condensed Interim Financial Statements
For The Three And Six Months Ended June 30, 2010 and 2009
Unaudited

1. Description of Business

Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our “) was incorporated in the state of Nevada on December 21, 1992, to engage in the lease, acquisition, exploration and development of interests in natural resource properties such as those involving oil and gas interests.

Our business plan has been to lease, acquisition, exploration and development of interests in natural resource properties since our inception.

Recent Developments

On April 23, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company agreed to purchase 80% of certain assets of Medina known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Copper Mine”). The Acquisition formally closed on June 21, 2010.

2. Basis of Presentation and Significant Accounting Policies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 2, 2010.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, we had an accumulated deficit of $349,000 and a working capital deficit of $585,000. During the six months ended June 30, 2010, we incurred a loss of approximately $118,000. We had no significant revenues or earnings from operations.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.  These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Cash and Cash equivalents

We maintain cash in bank and deposit accounts, which, at times, could exceed federally insured limits. We have not experienced any losses in such accounts. We believe that we are not exposed to any significant credit risk on cash and cash equivalents.

We consider only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.  There were no cash equivalents as of June 30, 2010, and December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as of June 30, 2010, because of their generally short term nature.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No Goodwill impairment was recognized during the six months ended June 30, 2010 and 2009, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of was recognized during the six months ended June 30, 2010 and 2009.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance and it had no impact on the Company’s results of operations or financial position.  The Company has evaluated subsequent events through August 19, 2010, the date that the financial statements were available to be issued. Other than the events in Note 9 Subsequent Events, the Company is not aware of any subsequent events, which would require recognition or disclosure in the financial statements.

Income Taxes

We follow “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because we had no revenues, there is no provision for U.S. income taxes and there are no deferred tax amounts as of June 30, 2010, and December 31, 2010.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

We have adopted “Accounting for Uncertainty in Income Taxes”. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of ASC 740-10-25 had no effect on our financial statements.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses: a. the quoted price of the identical liability when traded as an asset, or b. quoted prices for similar liabilities or similar liabilities when traded as assets; or 2) another valuation technique that is consistent with the principles of topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

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

In June 2009, the FASB issued standards that establish only two levels of GAAP, authoritative and nonauthoritative. The Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We have begun to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP and anticipates complete adoption by the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our financial statements.

In May 2009, the FASB issued standards that require management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. We evaluated our March 31, 2010, financial statements for subsequent events through May 13, 2010, the date the financial statements were available to be issued. Other than the events in Note 8, we are not aware of any subsequent events, which would require recognition or disclosure in the financial statements.

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

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Loss Per Common Share

Income (loss) per common share is based on the weighted average number of common shares outstanding. We comply with Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 15,098,365 and 12,090,000 for the periods ended June 30, 2010, and December 31, 2009, respectively. For the periods ended June 30, 2010 and December 31, 2009, we had no dilutive potential common stock.

4. Chloride Copper Project – Business Combination

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB ASC 805 Business Combinations [previously SFAS No. 141(R)], which changed accounting and reporting requirements for business acquisitions and which required the acquisition method of accounting to be used for all business combinations and for an acquirer to be identified for each business combination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

On April 23, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company agreed to purchase 80% of certain mining interests of Medina known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Copper Mine”).

The Company's acquisition of the Chloride Copper Project was accounted for in accordance with ASC 805 Business Combinations and the Company has allocated the purchase price based upon the fair value of the net assets acquired and liabilities assumed at the acquisition date.

The purchase price was $507,500 which, pursuant to the Purchase Agreement, consisted of the issuance of 12,750,000 shares of common stock by the Company to Medina or its assignees, which shares were issued on June 23, 2010, and a cash payment of $125,000 to the original seller of certain equipment where the Copper Mine is located. The purchase price was determined based on the Company's analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $0.03 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement.  The Compay recognized goodwill of $604,040 and assumed $384,540 in liabilities which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable.

The following table summarizes the acquisition with a total purchase price of $507,500:

Mining Property	$163,000
Equipment	$125,000
Liabilities	$(384,540)
Goodwill	$604,040
Net Assets	$507,500

In addition, pursuant to the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 shares of the Company’s Common Stock. The Acquisition formally closed on June 21, 2010. The 12,750,000 shares issued pursuant to the Purchase Agreement to Medina represented approximately 65% of our common stock shares outstanding upon issuance and, as a result, a change of our shareholder voting control occurred.

5. Accrued Interest - Related Party

See Note 6. Note Payable – Related Party for a discussion regarding our disposition of certain assets as described in the "Assignment, Release and Quit Claim" agreement, pursuant to which we assigned 100% of our right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in exchange for the cancellation of the indebtedness evidenced by a promissory note for $29,500 together with accrued interest and for mutual releases as to any claims, liabilities and demands between the Company, our officers and directors and the Assignor and our members.

6. Note Payable - Related Party

On April 30, 2008, we entered into an "Assignment and Quit Claim of Oil and Gas Leases" agreement with the Assignor whereby the Assignor assigned 100% of Assignor's right, title and interest in and to oil and gas leases located in Louisiana and Kansas to us in exchange for a promissory note with a principal amount outstanding of $29,500, which was secured by the oil and gas interests assigned, all due and payable in April 2010.  On March 8, 2010, we entered into an "Assignment, Quit Claim and Release" with the Assignor whereby we assigned 100% of our right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in cancellation of the indebtedness evidenced by the promissory note and accrued interest to the Assignor and entered into mutual releases as to any claims, liabilities and demands between us and Paul W. Andre.  On March 8, 2010, we recorded a debit in the amount of $29,500, $2,958 and $128 to Note Payable – Related Party, Accrued Interest – Related Party and Accounts Receivable, respectively, and a corresponding credit in the amount of $32,330 to Additional Paid in Capital.

See Note 4. Chloride Copper Project – Business Combination for a discussion regarding the Purchase Agreement with Medina.  Pursuant to the Purchase Agreement, the purchase price consisted of the issuance of 12,750,000 shares of our common stock by the Company to Medina and for the payment of $125,000 to the original seller of certain equipment where the Copper Mine is located, which payment was made by Black Diamond Realty Management, LLC on behalf of the Company and in consideration we issued a $125,000 promissory note bearing interest at eight percent (8%) per annum, due one year from the date of issuance.  In connection with the promissory note and as an incentive, Black Diamond Realty Management, LLC cancelled and returned 1,250,000 shares of the Company’s common stock less than those which were pursuant to the Purchase Agreement which shares were valued at $37,500 based on the value of the associated underlying shares of the Company’s common stock which value of $0.03 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement and for which the Company recorded a debit to interest expense in the amount of $37,500.

See Note 11. Subsequent Events for a discussion regarding the issuance of a $34,527 and a $25,000 promissory notes, bearing interest at eight percent (8%) and zero percent (0%), respectively, both due one year from the date of issuance.

7. Note Payable

See Note 4. Chloride Copper Project – Business Combination for a discussion regarding the Purchase Agreement.

8. Other Accrued Liabilities

Other accrued liabilites as June 30, 2010 are comprised of $13,300 in accrued salaries and $1,500 in accrued vendor liabilities.

9. Officer Advances

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Paul W. Andre sold and transferred to the Purchaser, for the sum of one hundred dollars ($100), the receipt and title to the Officer’s Advances owed to Mr. Andre by the Company.

10. Equity

As of June 30, 2010, we were authorized to issue 150,000,000 shares of common stock,  $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

Common Stock

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

On April 28, 2010, pursuant to Section 78.315 of the Nevada Revised Statutes (the “NRS”) and subject to stockholder approval, which approval was attained by written consent in lieu of a meeting of stockholders, pursuant to Section 78.320 of the NRS, from the holder of 8,515,000 shares of our Common Stock (the “Majority Stockholder”), which represented approximately 70% of the total votes outstanding, our Board of Directors unanimously approved an amendment (the “Amendment”) to our Certificate of Incorporation which became effective on June 1, 2010,  to: (i) declare a dividend of our common stock so that each holder of one (1) share of common stock received an additional five (5) shares; and (ii) increase the number of common shares we are authorized to issue from 25,000,000 to 160,000,000 of which 150,000,000 are designated as Common Stock, par value $.001 per share and 10,000,000 are designated as Preferred Stock, par value $.001 per share.

Preferred Stock

Prior to the effectiveness of the Amendment to our Articles of Incorporation, we were not authorized to issue preferred stock. We are now authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share, which may be issued from time to time in one or more series by our Board of Directors.  There were no preferred shares outstanding as of the date of this report.

Equity Transactions

See Note 4. Chloride Copper Project – Business Combination for a discussion of an Asset Purchase Agreement (the “Purchase Agreement”) entered into by the Company together with Medina Property Group LLC, a Florida limited liability company (“Medina”), pursuant to which the Company agreed to purchase 80% of certain assets of Medina known as the Chloride Copper Project and pursuant to which the purchase price consisted of the issuance of 12,750,000 shares of our common stock by the Company to Medina, which shares were issued on June 23, 2010.  In connection with and pursuant to the terms of the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 shares of the Company’s Common Stock, which shares were returned on June 23, 2010. The 12,750,000 shares issued pursuant to the Purchase Agreement to Medina represented approximately 65% of our common stock shares outstanding upon issuance and, as a result, a change of our shareholder voting control occurred.

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company which shares were valued at $3,00 based on the value of the associated underlying shares of the Company’s common stock which value of $0.03 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement and for which the Company recorded a debit to consulting expense in the amount of $3,000.

Dividend

Effective June 1, 2010, we amended our Certificate of Incorporation and declared a five (5) share dividend for each one share of the issued and outstanding shares. The record date and that date such shares were issued was June 25, 2010.  The number of common shares outstanding increased from 19,592,000 to 117,552,000.

We have not granted or issued warrants, options or convertible securities, which would entitle the holder to acquire shares of our common stock.

11. Subsequent Events

We have evaluated subsequent events through August 19, 2010, the date that the financial statements were available to be issued.

Subsequent to the quarter ending June 30, 2010, we issued a $25,000 promissory note and a $34,527 promissory note dated August 6, 2010 and August 16, 2010, respectively, bearing interest at zero percent (0%) and eight percent (8%), respectively, both due one year from the date of issuance to an investor that made various payments on behalf of the Company.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to  Sierra Resource Group, Inc, unless the context requires otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report should be read as applying to all related forward-looking statements wherever they appear in this quarterly report.  From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospect, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances,; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company, adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

We were incorporated on December 21, 1992 to engage in the acquisition, exploration and development of natural resource properties. As of the quarter ended June 30, 2010, we had no revenues and a limited operating history.

Our principal executive offices are located at 9550 S. Eastern Ave.,Suite 253, Las Vegas, NV  89123.

On April 30, 2008, we acquired certain working interests in oil and gas leases in Louisiana and Kansas consisting of the following wells:

i.	Snapper #2 Well- .04% of the working interest and .03% of the net revenue interest;

ii.	Smith A #2 Well- .35% of the working interest and .03% of the net revenue interest;

iii.	Shoemaker #2, B- .35% of the working interest and .03% of the net revenue interest; and

iv.	Roger #2 Wells- .35% of the working interest and .03% of the net revenue interest.

The production wells had encountered several problems and we undertook an evaluation of these problems during the first quarter of 2010.   Because of the problems we identified concerning the production wells, on March 8, 2010, we assigned 100% of our rights, title and interest in and to the oil and gas leases to Sierra Asset Holdings LLC in cancellation of the indebtedness evidenced by the promissory note (and accrued interest).  Thereafter we focused our efforts identifying other copper producing properties.

In January 2010, we began locating and evaluating copper producing properties for acquisition or joint venture agreements.   On April 23, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, the Company agreed to purchase 80% of certain assets of Medina, known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Copper Mine”). The Acquisition formally closed on June 21, 2010.   See Note 4. Chloride Copper Project.

The Chloride Copper Mine property consists of 37 unpatented lode mining claims and 12 mill site claims and it is located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona. The Chloride Copper Mine is an open pit mine and the existing SXEW processing plant.

The Chloride Copper Mine deposit is hosted by Late Tertiary conglomerates and, to a lesser extent, by Quaternary alluvium and Cretaceous granitic rocks. Copper mineralization at Chloride Copper Mine is in the form of mineralized lenses contained within a paleochannel a few thousands of feet long and up to 750 feet wide. The source of copper at Chloride Copper Mine is interpreted to be the low grade porphyry-type copper mineralization at Alum Wash, about 3.5 miles northeast of the Chloride Copper Mine deposit. The mineralization is characterized by dark blue to black rock similar to the Exotica deposit, a satellite of the huge Chuquicamata copper deposit in Chile

Our intent is to secure funding in order to put the Chloride Copper mine into production.  We have no commitments for any funding as of yet and will not be able to maintain an on-going business unless we are able to secure funding in the short-term.

We currently employ 1 security guard and 1 maintenance person on the property.  Currently management includes the interim Chief Executive Officer/Chief Financial Officer, 2 junior executives, 2 office personnel and one other board member. Total employees by the end of August are expected to increase to a total of 6 employees.  Once we begin production, we expect to employ up to 20 employees.  There are currently no management contracts signed, however, this will change once the positions are filled with permanent employees.

Financial Condition.

We do not have sufficient cash or other material assets and we are relying on debt financing from shareholders, officers and directors to meet limited operating expenses and finance our future operations. We do not have sufficient cash or other material assets, nor do we have sufficient operations or an established source of revenue to meet our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Results of Operations

Net Loss

For the six months ended June 30, 2010 and 2009, we had a net loss of approximately $118,000 and $12,500, respectively. At June 30, 2010 and December 31, 2009, we had an accumulated deficit of $349,000 and $133,000, respectively.

Liquidity and Capital Resources

We had working capital deficit of approximately $585,000 at June 30, 2010.

As a result of the foregoing, we expect to primarily rely upon debt financing from our shareholders, officers and directors to meet operating expenses, however, no assurances can be made that these avenues of funding will be available to us to meet limited operating expenses or fund operations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of revenue will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from any operations insufficient to fund our capital requirements. There can be no assurance that we will be able to obtain such additional funding from officers and directors or other investors on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Total Assets were $892,000 at June 30, 2010, compared to $1,900 at December 31, 2009.  The increase in total assets is exclusively attributed to the recent acquisition of 80% interest in the Chloride Copper Project.  See Note 4: Chloride Copper Project.

Professional Fees for the six months ended June 30, 2010 were $75,400, which comprised of $6,800 for accounting fees related to our Securities and Exchange Commission filing requirements and $21,000 and $48,000 in consulting and legal fees, respectively, related almost exclusively to completing recent Company transactions and meeting our Securities and Exchange Commission filing requirements.

Interest Expense for the six months ended June 30, 2010 was $37,500, which comprised of a one-time, non-cash expense related to the issuance of shares in consideration for services to the Company.  See Note 8: Equity.

Amortization Expense at June 30, 2010, and December 31, 2009, was $0, and $1,400, respectively.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2009.

PART II

Item 1. Legal Proceedings.

The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

Item 1A. Risk Factors.

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

Risks Related to our Business.

We engaged in mining developmental activities, which subjects us to risks associated with similarly situated development stage companies in the mining business.

We are a development stage company with a limited operating history since inception. We have minimal revenues and no record of profitability in our current business.  Our likelihood of success must be considered in light of the risks, expenses, difficulties and delays frequently encountered by companies that have a limited operating history.

Because the probability of any of our properties or claims ever being profitable is remote, any funds that we spend on exploration may be lost.

We own an eighty percent (80%) interest in one property, the Chloride Copper Project, which may not have deposits of copper or other metals that may be mined at a profit. Whether we will be able to mine this property a profit, depends upon many factors, including:

• the size and grade of the deposit;
• whether we can obtain sufficient financing on acceptable terms to conduct our exploration activities;
• volatile and cyclical price activity of copper and other precious metals; and
• the cost, personnel, and time burdens of governmental regulation, including taxes, royalties, land use, importing and exporting of minerals, and environmental protection.

The probability of an individual prospect ever having reserves that can be mined at a profit is remote. Accordingly, if we are unable to operate the Chloride Copper project at a profit because the deposits may not be of the quality or size that would enable us to make a profit from actual mining activities or because it may not be economically feasible to extract metals from the deposits, and in such case any funds spent on exploration activities will probably be lost, which may result in a loss of part of or your entire investment.

Development of the Chloride Copper Project may lead to increased costs and burdens on our operations, which may negatively affect our financial condition and results of operations.

Development of the Chloride Copper Project will involve substantial efforts by us and/or third parties we retain.  We may encounter various technical and control problems during our development of this property.   Our proposed mining operations may involve longer periods of time or greater expenditures then are presently contemplated.  Such technical or operational problems may negatively impact the economic performance of the mining project and our financial condition.

Production of the Copper Chloride Mine is dependent on the availability of a sufficient water supply to support our mining operations.

Our mining operations require water for mining, ore processing and related support facilities.  Production at the Chloride Copper Mine is dependent on continuous maintenance of our water rights. Under Arizona law groundwater outside an active management area may be withdrawn and used for reasonable and beneficial use. The character of the water right that is groundwater versus surface water, may at some point become at issue and may be subject to adjudication to the extent certain water is determined to be surface water, which may subject us to additional costs and delays.

We may not have access to all of the materials we need to begin exploration, which could cause us to delay or suspend activities.

Due to competitive demands for exploration services and obtaining necessary supplies and/or equipment, there may be disruptions in our planned exploration activities, especially if there are unforeseen shortages. We have not attempted to locate or negotiate with any alternative suppliers of products, equipment or materials. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available; if we are unable to do so, we will experience delays or suspension of our planned activities, which will adversely affect our exploration activities and financial condition.

Our estimates of reserves may be subject to uncertainty.

Reserve estimates are subject to uncertainty. Estimates are arrived at by using standard acceptable geological techniques, and are based on interpretive geological data obtained from drill holes, sampling techniques, assaying, surveying, and mapping. Feasibility studies are used to derive estimates of cash operating costs based on anticipated tonnage and grades of copper to be mined and processed, predicted configuration of ore bodies, expected recovery rates of metal from copper, operating costs, and other factors. Actual cash operating costs and economic returns may differ significantly from original estimates due to:

• Fluctuations in current prices of metal commodities extracted from the deposits;
• Changes in fuel prices and equipment;
• Labor rates;
• Changes in permit requirements; and

Any one or a combination of these factors may negatively affect the relative certainty or uncertainty of geological reports or reserve estimates.

Our Business depends upon the continued involvement of our Existing Management.

The loss, individually or cumulatively, of Messrs, Stonehouse or Enright would adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. We rely solely upon Messrs, Stonehouse and Enright’s judgment regarding our exploration activities, including whether to acquire, lease, or stake any potential properties and/or mineral interests. We anticipate that our business may become dependent upon other key personnel and/or consultants in the future. We do not presently carry key-man insurance on any of our officers, directors or employees, and cannot predict when or whether we will carry such insurance in the near future. We do not believe that we will be able to operate as originally planned in the event that we lose their services. Before you decide whether to invest in our common stock, you should carefully consider our reliance upon these personnel and that if we lose the benefit of their expertise, your investment may be negatively impacted.

Should we fail to effectively manage our growth, our operations and financial condition will be negatively affected.

We have plans to develop the Chloride Copper project, which will place a significant strain on our management, operational and financial resources.  We expect to add additional key personnel to develop the property.  Additional employees will place significant demands on our management.  In order to manage the expected growth of our operations, we will be required to engage mining personnel, to improve existing structures, including improvement of internal management systems, on a timely basis.    There can be no assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential opportunities successfully.  If we are unable to manage our operations effectively, our business, results of operations and financial condition will be materially adversely affected.

We may never achieve production, which is dependent on a number of assumptions and factors beyond our control.

Although we have prepared estimates of future copper production, we may never achieve our production estimates.  Our estimated mining costs and assumptions regarding ore grades and recovery rates may be incorrect.  Additionally, ground conditions, physical conditions of mineralization and our ability to obtain and maintain development and production related permits also may negatively affect whether we successfully enter and maintain a production phase. Our actual production may vary from our estimates if any of these assumptions prove to be incorrect and we may never achieve profitability.

Our estimate of ore reserves at the Chloride Copper Mine is based on total copper assays rather than soluble copper assays.

A reserve estimate based on total copper is an indirect measurement of copper recovery through leaching. Accordingly, we may have over-estimated the amount of recoverable copper at the Chloride Copper Mine.

We may be subject to unanticipated risks related to inadequate infrastructure.

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure, such as reliable roads, bridges, power sources and water supply. Unusual or infrequent weather phenomena, sabotage, government or other interference could adversely affect infrastructure and hence our mining operations.

Our development of new ore bodies and other capital costs may cost more and provide less return than we estimate.

Capitalized development projects may cost more and provide less return than we estimate. If we are unable to realize a return on these investments, we may incur a related asset write-down that could adversely affect our financial results or condition. Our ability to sustain or increase our current level of production of metals partly depends on our ability to develop new ore bodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so.

This determination is based on estimates of several factors, including:

• ore reserves;
• expected recovery rates of metals from the ore;
• future metals prices;
• facility and equipment costs;
• availability of affordable sources of power and adequacy of water supply;
• exploration and drilling success;
• capital and operating costs of a development project;
• environmental considerations and permitting;
• adequate access to the site, including competing land uses (such as agriculture);
• applicable tax rates;
• assumptions used in determining the value of our pension plan assets and liabilities;
• foreign currency fluctuation and inflation rates; and
• availability of financing.

These estimates are based on geological and other interpretive data, which may be imprecise. As a result, actual operating and capital costs and returns from a development project may differ substantially from our estimates as a result of which it may not be economically feasible to continue with a development project.

Our ore reserve estimates may be imprecise.

Our ore reserve figures and costs are estimates and should not be interpreted in any way that we will actually recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves.  Reserve estimation is interpretive and based upon available data and various assumptions. Our reserve estimates may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may be inconsistent with our other operating and non-operating properties.

The economic value of ore reserves may be adversely affected by:

• declines in the market price of the various metals we mine;
• increased production or capital costs;
• reduction in the grade or tonnage of the deposit;
• increase in the dilution of the ore; and
• reduced recovery rates.

Short-term operating factors relating to our ore reserves, such as the need to sequentially develop ore bodies and the processing of new or different ore grades, may adversely affect our cash flow. We may use forward sales contracts and other hedging techniques to partially offset the effects of a drop in the market prices of the metals we mine. However, if the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

• delays in new project development;
• net losses;
• reduced cash flow;
• reductions in reserves; and
• write-downs of asset values.

Efforts to expand the finite lives of our mines may be unsuccessful, which could hinder our growth and decrease the value of our stock.

Mineral exploration, particularly for copper is highly speculative and expensive. It involves significant risks and is often non-productive. Even if we have a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future.

Our joint development and operating arrangements may be unsuccessful.

We may enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. In a typical joint venture arrangement, the partners own a proportionate share of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture. Accordingly, we may make investments in exploration and development projects that may have to be written off in the event we do not proceed to a commercially viable mining operation.

Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities.

We may sell substantially all of our metallic concentrates to custom smelters, with our ore bars sent to refiners for further processing before being sold to metal traders. If our ability to sell concentrates to our contracted smelters becomes unavailable, our operations could be adversely affected.

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; the metallurgical characteristics of the ore are less economical than anticipated; or our equipment or facilities fail to operate properly or as expected.

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our business is subject to a number of risks and hazards including:

• environmental hazards;
• labor disputes or strikes;
• unusual or unexpected geologic formations;
• cave-ins;
• explosive rock failures; and
• unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks and hazards could result in:

• personal injury or fatalities;
• damage to or destruction of mineral properties or producing facilities;
• environmental damage;
• delays in exploration, development or mining;
• monetary losses; and
• legal liability.

We presently do not maintain insurance to protect against losses that may result from some of these risks at levels consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Insurance against environmental risks is generally either unavailable or, we believe, too expensive for us, and we therefore do not maintain environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

Financial Risks

Should we fail to successfully compete with our competitors, our name, operations, and financial condition will be negatively affected.

We will compete with other companies engaged in the copper mining industry, most of which are well established, have substantially greater financial and other resources than us, and have an established reputation for success in mining.  Therefore, we will face substantial competition in hiring and retaining of highly qualified mining, metallurgical, financial and administrative personnel.   Accordingly, there can be no assurance that we will be able to compete successfully with other companies or that we will achieve profitability.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of $349,000 as of June 30, 2010, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities with no present financing source identified; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

We have limited cash resources and may be dependent on accessing additional financing to meet our expected cash needs.

We have cash requirements for ongoing operating expenses, capital expenditures, working capital, and general corporate purposes, which we may be unable to obtain.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and financial position. The financial crisis may limit our ability to raise capital through credit and equity markets.

We have accumulated losses that may continue and/or increase in the future.

Many of the factors affecting our operating results are beyond our control, including the volatility of metals prices; smelter terms; diesel fuel prices; interest rates; global or regional political or economic policies; inflation; developments and crises; governmental regulations; continuity of ore bodies; and speculation and sales by central banks and other holders and producers of copper in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities.

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

A major increase in our input costs, such as those related to acid, electricity, fuel and supplies, may have an adverse effect on our financial condition.

Our operations are affected by the cost of commodities and goods such as electrical power, sulfuric acid, fuel and supplies.  A major increase in any of these costs may have an adverse impact on our financial condition. For example, we expect that sulfuric acid and energy, including electricity and diesel fuel, will represent a significant portion of production costs at our operations. Shortages of sulfuric acid, electricity and fuel, may have an adverse effect on our financial condition. Sulfuric acid supply in the southwestern U.S. is produced primarily as a smelter by product at smelters in the southwest U.S. and in Mexico. We may not have an adequate supply of sulfuric acid without interruptions and we may be subject to market fluctuations in the price and supply of sulfuric acid.

Other risks pertaining to mining operations may negatively affect our potential profitability or lead to additional accumulated losses or otherwise negatively affect our operations and financial condition.

Our Copper Mining operations inherently imply certain risks, including:

●
Worldwide economic cycles influence prices of base and precious metals.  As economies recede, demand for these commodities may decline, which may negatively impact the supply and demand ratio, causing prices to respond accordingly. The cash flow generated by mining activities is dependent on price levels of the metals produced. Future worldwide economic cycles may cause prices to vary outside assumed parameters in cash flow models, which include certain price assumptions.

●	Ore grades vary within ore bodies. Lower grades than predicted might negatively impact cash flow since less metal may be produced from specific ore blocks.
●
Our economic performance is dependent upon production of the predicted and planned tonnage and grade from the mine.  Ground conditions in underground mines can cause fluctuation of tonnage production from that planned.  Lower tonnage from that planned would imply less metal production, and would negatively impact cash flow.

●
Economic performance of the mining operation is dependent on sales of the mine production. While both base and precious metals are commodities that are sold worldwide, they still must be sold. Failure to maintain an orderly market for the products would cause an interruption to cash flow until the production is sold.

●	The regularity of cash flow is dependent upon a regular sales program that we have not finalized.
●	Smelting costs fluctuate over time.
●	Transportation of concentrates and final metals produced to the market is subject to weather interruption.
●	The start date of mining operations may be impacted by delays in the various permits required by government agencies.

Legal, Markets and Regulatory Risks

If we fail to successfully acquire additional permits and renewals of permits to reactivate the Chloride Copper Mine, we will be unable to engage in operations.

We need to obtain additional permits, including an aquifer protection permit, renewal applications or permits that pertain to a substantial change to our operations.  Should we fail to do, we may be: (i) prohibited from mining and/or processing operations; (ii) forced to reduce the scale of or all of our mining operations; or (iii) prohibited or restricted from proceeding with planned exploration or development of mineral properties.

We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

In the ordinary course of business, mining companies are required to seek governmental approvals and permits for our operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables out of our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated or the costs and delays associated with regulatory compliance could become such that we will be unable to proceed with our development activities or operations.

We face substantial governmental regulation and environmental risk.

Our business is subject to federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, and use of toxic substances, environmental regulations, mine safety and other matters. We are not presently involved in lawsuits or disputes. In the future we could be accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to lawsuits or disputes in the future. New legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Although a majority of our existing U.S. mining operations occur on private or patented property, changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands.

Risks Pertaining to our Common Shares

Our Common Shares may be diluted which will reduce your percentage of ownership of our Common Shares.

Our Common Shares may be subject to substantial dilution, including dilution resulting from issuances of Securities:

• in future offerings;
• to employees, consultants, joint venture partners and third party financing sources in amounts that are uncertain at this time;
• for acquisitions; and
• such as preferred stock with super voting rights, conversion rights or preferences over our common shares with respect to the payment of dividends or upon liquidation, dissolution or winding up.

We do not intend to pay dividends in the future.

We do not intend to pay dividends in the foreseeable future.  Rather, we will retain earnings, if any, to fund our future growth and there is no assurance we will ever pay dividends in the future.

The provisions in our certificate of incorporation, our by-laws and Nevada law could delay or deter tender offers or takeover attempts that may offer a premium for our Common Stock.

The provisions in our certificate of incorporation, our by-laws and Nevada law could make it more difficult for a third party to acquire control of us, even if that transaction would be beneficial to stockholders.

Nevada Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, we were required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, furnish a report by our management on our internal control over financial reporting.. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

It is not possible to foresee all risk factors that may affect us.

There can be no assurance that we will effectively manage and develop the Chloride Copper Mine.  You are encouraged to carefully analyze the risks factors discussed above.

Because we do not have an audit, nominating, or compensation committee, shareholders will have to rely on our board of directors, all of which are not independent, to perform these functions.

We do not have an audit, nominating, and compensation committees and our board of directors, as a whole, will perform these functions. There is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions, and that such decisions may favor the interest of our management over our minority shareholders or us.

Our Board Of Directors has the Ability to Issue Preferred Stock and Determine the Rights, Preferences, Privileges and Restrictions as May Be Set by the Board Without Shareholder Approval Which may Dilute your percentage of ownership of our common stock and Prevent a Change of our Control.

We are authorized to issue ten million shares of blank check preferred stock.  Our Board may issue the shares in response to a hostile take-over attempt, the board could issue such stock to a friendly party or "white knight" or could establish conversion or other rights in the preferred stock, which would dilute the common stock and make a transaction impossible or less attractive.

Compliance With Changing Regulation Of Corporate Governance And Public Disclosure Will Result In Additional Expenses And Pose Challenges For Our Management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

See Note 4 of he unaudited Financial Statements, Chloride Copper Project,  for a discussion of an Asset Purchase Agreement (the “Purchase Agreement”) entered into by the Company together with Medina Property Group LLC, a Florida limited liability company (“Medina”), pursuant to which the Company agreed to purchase 80% of certain assets of Medina known as the Chloride Copper Project and pursuant to which the purchase price consisted of the issuance of 12,750,000 shares of our common stock by the Company to Medina, which shares were issued on June 23, 2010.  In connection with and pursuant to the terms of the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 shares of the Company’s Common Stock, which shares were returned on June 23, 2010. The 12,750,000 shares issued pursuant to the Purchase Agreement to Medina represented approximately 65% of our common stock shares outstanding upon issuance and, as a result, a change of our shareholder voting control occurred.

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company.

Item 3.  Defaults Upon Senior Securities.

We are not in default in the payment of principal, interest, asking or purchase fund installment or other default with respect to any indebtedness.

Item 4.  Removed and Reserved

Item 5.  Other Information.

From our inception, through March 31, 2010, Paul W. Andre served as a Director.  On March 17, 2010, Sandra J. Andre, our President and a Director and Suzette M. Encarnacion, our Director were replaced by Michael A. Dougherty and Joshua W. Rohbock who with Paul W. Andre constituted three members of our Board of Directors as of March 31, 2010.

On June 18, 2010 Michael Doherty resigned as our Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary.  On June 18, 2010, Joshua Rohbock resigned as Director. On June 18, 2010, James M. Stonehouse and Paul Enright were appointed as members of our Board of Directors to serve until their successor is elected and qualified or their earlier death or resignation.  On June 23, 2010, James M. Stonehouse was appointed as our company’s Chief Executive Officer.

Amendment to our Certificate of Incorporation.

On April 28, 2010, pursuant to Section 78.315 of the Nevada Revised Statutes (the “NRS”) and subject to stockholder approval, which approval was attained by written consent in lieu of a meeting of stockholders, pursuant to Section 78.320 of the NRS, from the holder of 8,515,000 shares of our Common Stock (the “Majority Stockholder”), which represented approximately 70% of the total votes outstanding, our Board of Directors unanimously approved an amendment (the “Amendment”) to our Certificate of Incorporation which became effective on June 1, 2010,  to: (i) declare a dividend of our common stock so that each holder of one (1) share of common stock received an additional five (5) shares; and (ii) increase the number of common shares we are authorized to issue from 25,000,000 to 160,000,000 of which 150,000,000 are designated as Common Stock, par value $.001 per share and 10,000,000 are designated as Preferred Stock, par value $.001 per share.

The Dividend.

As a result of the Dividend, each holder of our common shares will receive five additional shares of common stock for each one (1) share held.  The record date and that date such shares were issued was June 25, 2010.  The number of common shares outstanding increased from 19,592,000 to 117,552,000.

Preferred Shares

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

Common Stock.

As a result of the Amendment we are authorized to issue 160,000,000 of which 150,000,000 are designated as Common Stock, par value $.001 per share and 10,000,000 are designated as Preferred Stock, par value $.001 per share.

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

Item 6.  Exhibits

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

SIERRA RESOURCE GROUP, INC.

Date: August 23, 2010	By:	/s/ James M. Stonehouse
Name : James M. Stonehouse
Title: President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.01	Articles of Incorporation, as amended(1)
3.02	Bylaws(1)
3.03	Certificate of Amendment to the Articles of Incorporation*
10.01	Assignment, Quit Claim and Release, dated March 8, 2010, between the Registrant and Sierra Asset Holdings LLC(2)
10.02	Share Purchase Agreement, dated February 5 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.03	Amendment No. 1 to Share Purchase Agreement, dated March 16, 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.04	Asset Purchase Agreement, dated April 23, 2010, between the Registration and Medina Property Group LLC(4)
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form 10-SB of the Registrant, filed with the Commission on January 27, 1999
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 9, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 30, 2010.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on April 29, 2010.

*	Filed herewith.