Form 10-Q
period 2010-09-30
SIERRA RESOURCE GROUP INC
filed 2010-11-22
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2010, the issuer had 117,852,000 issued shares of Common Stock, $0.001 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and ninemonths ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

SIERRA RESOURCE GROUP, INC.
Balance Sheet

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$176	$1,811
Accounts receivable, net	—	128
TOTAL CURRENT ASSETS	176	1,939

Property and equipment, net	118,750	—
Mining Interests, net	163,000	—
Goodwill	604,040	—

TOTAL ASSETS	$885,966	$1,939

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$52,900	$—
Accrued Interest - related party	—	2,958
Note payable - related party	184,527	29,500
Note payable	360,000	—
Other accrued liabilities	24,712	—

TOTAL CURRENT LIABILITIES	622,139	32,458

LONG TERM LIABILITIES

Officer Advances	90,573	90,573

TOTAL LONG TERM LIABILITIES	90,573	90,573

TOTAL LIABILITIES	712,712	123,031
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 10,000,000 shares authorized;
zero shares issued and outstanding at September 30, 2010;
zero shares issued and outstanding at December 31, 2009;	—	—
Common stock, $0.001 par value: 150,000,000 shares authorized;
300,000 shares subscribed at September 30, 2010;
zero shares subscribed at December 31, 2010;	75,000	—
117,552,000 shares issued and outstanding at September 30, 2010;
12,090,000 shares issued and outstanding at December 31, 2009;	117,552	12,090
Paid-in capital	447,828	-
Accumulated deficit	(467,126)	(133,182)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	173,254	(121,092)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$885,966	$1,939

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended		Dec. 21, 1992 (inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
REVENUE
Revenue	$—	$128	$—	$288	$1,275
Total revenue	—	128	—	288	1,275

OPERATING EXPENSES
Selling, general and administrative expenses	101,775	3,551	181,917	15,337	283,798

Total operating expenses	101,775	3,551	181,917	15,337	283,798

Operating loss	(101,775)	(3,423)	(181,917)	(15,049)	(282,523)

Other Income (expense)
Interest expense	(16,567)	(436)	(54,067)	(1,308)	(57,025)
Loss on Impairment	—	—	—	—	(17,528)

Total other income (expense)	(16,567)	(436)	(54,067)	(1,308)	(74,553)

NET LOSS	$(118,342)	$(3,859)	$(235,984)	$(16,357)	$(357,076)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	117,552,000	12,090,000	49,624,864	12,090,000	13,586,838

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended		Dec. 21, 1992 (inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(235,984)	$(16,357)	$(357,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Impairment	—	—	17,528
Accrued liabilities from acquisition	9,987	—	9,987
Interest expense	37,500	—	37,500
Stock-based compensation	3,000	—	3,000
Depreciation	6,250	—	6,250
Amortization	—	4,062	11,972
Changes in operating assets and liabilities:
Accounts receivable	—	46	(128)
Accrued Interest - related party	—	1,308	2,958
Other accrued liabilities	24,712	—	24,712
Accounts payable	52,900	—	52,900

Net cash used in operating activities	(101,635)	(10,941)	(190,397)

Cash flows from investing activities:
Investment in oil and gas interests	—	—	(29,500)

Net cash used in investing activities	—	—	(29,500)

Cash flows from financing activities:
Proceeds from issuance of subscribed stock	75,000	—	75,000
Proceeds from officer advances	—	11,204	90,573
Proceeds from note payable - related party	25,000	—	54,500

Net cash provided by financing activities	100,000	11,204	220,073

Net increase (decrease) in cash and cash equivalents	(1,635)	263	176
Cash and cash equivalents at beginning of period	1,811	1,563	—

Cash and cash equivalents at end of period	$176	$1,826	$176

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities

Effect of Assignment and Quit Claim of Oil and Gas Leases	(32,330)	—	(32,330)
Investment in equipment	125,000	—	125,000
Investment in mining interests	767,040	—	767,040

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes To Condensed Interim Financial Statements
For The Three And NineMonths Ended September 30, 2010 and 2009
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

2. Basis of Presentation and Significant Accounting Policies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Generally Accepted Accounting Principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Results for the ninemonths ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 2, 2010.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, we had an accumulated deficit of $467,000 and a working capital deficit of $622,000. During the ninemonths ended September 30, 2010, we incurred a loss of $235,894. We had no significant revenues or earnings from operations.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.  These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We consider only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.  There were no cash equivalents as of September 30, 2010, and December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value as of September 30, 2010, because of their generally short term nature.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No Goodwill impairment was recognized during the ninemonths ended September 30, 2010 and 2009, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of was recognized during the six months ended September 30, 2010 and 2009.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance and it had no impact on the Company’s results of operations or financial position.  The Company has evaluated subsequent events through November 22, 2010, the date that the financial statements were available to be issued. Other than the events in Note 11 Subsequent Events, the Company is not aware of any subsequent events, which would require recognition or disclosure in the financial statements.

Income Taxes

We follow “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because we had no revenues, there is no provision for U.S. income taxes and there are no deferred tax amounts as of September 30, 2010, and December 31, 2010.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses: a) the quoted price of the identical liability when traded as an asset, or b) quoted prices for similar liabilities or similar liabilities when traded as assets; or 2) another valuation technique that is consistent with the principles of topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.

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

In May 2009, the FASB issued standards that require management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. We evaluated our September 30, 2010, financial statements for subsequent events through November 22, 2010, the date the financial statements were available to be issued. Other than the events in Note 11, we are not aware of any subsequent events, which would require recognition or disclosure in the financial statements.

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

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 "Scope Exception Related to Embedded Credit Derivatives." This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are "clearly and closely related" to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Loss Per Common Share

Income (loss) per common share is based on the weighted average number of common shares outstanding. We comply with Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Basic loss per common share is based on the weighted average number of shares of common stock outstanding of 49,624,864 and 12,090,000 for the periods ended September 30, 2010, and December 31, 2009, respectively. For the periods ended September 30, 2010 and December 31, 2009, we had no dilutive potential common stock.

4. Chloride Copper Project – Business Combination

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB ASC 805 Business Combinations [previously SFAS No. 141(R)], which changed accounting and reporting requirements for business acquisitions and which required the acquisition method of accounting to be used for all businesscombinations and for an acquirer to be identified for each businesscombination. This accounting standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the acquirer in a businesscombination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the standard).

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

The purchase price was $507,500, which, pursuant to the Purchase Agreement, consisted of the issuance of 12,750,000 shares of common stock by the Company to Medina or its assignees, which shares were issued on June 23, 2010, and a cash payment of $125,000 to the original seller of certain equipment where the Copper Mine is located. The purchase price was determined based on the Company's analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $0.03 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement.  The Company recognized goodwill of $604,040 and assumed $384,540 in liabilities, which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable.

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

On August 6, 2010, we entered into a $34,527 promissory note, bearing interest at eight percent (8%), due one year from the date of issuance to an investorthat made various payments on behalf of the Company,which investor is the sole managing member of Black Diamond Realty Management, LLC.

On August 16, 2010, we entered into a $25,000 promissory note with Black Diamond Realty Management, LLC, bearing interest at zero percent (0%), due one year from the date of issuance.

At September 30, 2010, the total amount loaned to the Company by an investor, which investor is the sole managing member of Black Diamond Realty Management, LLC, totaled $271,100.

See Note 11.Subsequent Events for a discussion regarding the issuance of a $30,000 and a $55,000 convertible promissory notes, bearing interest at ten percent (10%) and eight percent (8%), respectively.

7. Note Payable

See Note 4. Chloride Copper Project – Business Combinationfor a discussion regarding the Purchase Agreement.

8. Other Accrued Liabilities

Other accrued liabilities as September 30, 2010 are comprised of $19,500 in accrued interest, $1,600 in accrued vendor liabilities, and $3,500 in accrued payroll liabilities.

9. Officer Advances

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Paul W. Andre sold and transferred to the Purchaser, for the sum of one hundred dollars ($100), the receipt and title to the Officer’s Advances owed to Mr. Andre by the Company.

10. Equity

As of September 30, 2010, we were authorized to issue 150,000,000 shares of common stock,  $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

Common Stock

On December 21, 1992, we issued one thousand eight hundred and sixty (1,860) shares of our common stock in consideration of $1,860 in cash.

On December 18, 1998, we amended and restated our Articles of Incorporation, to increase our authorized capitalization from two thousand five hundred (2,500) common stock to twenty five million (25,000,000) common stock. The no par value was changed to $0.001 per share.

On December 18, 1998, our shareholders approved a forward split of our common stock at the ratio of one thousand (1,000) shares for every one (1) share of the existing shares. The number of common stock outstanding increased from one thousand eight hundred and sixty (1,860) to one million eight hundred sixty thousand (1,860,000). Prior period information has been restated to reflect the stock split, on a retroactive basis.

On July 14, 2006, our shareholders declared a five and one half (5.5) share dividend for each one share of the issued and outstanding shares. The record date was July 28, 2006; payable July 31, 2006. The number of common stock outstanding increased from 1,860,000 to 12,090,000.  Prior period information has been restated to reflect the stock dividend on a retroactive basis.

On April 28, 2010, pursuant to Section 78.315 of the Nevada Revised Statutes (the “NRS”) and subject to stockholder approval, which approval was attained by written consent in lieu of a meeting of stockholders, pursuant to Section 78.320 of the NRS, from the holder of 8,515,000 shares of our Common Stock (the “Majority Stockholder”), which represented approximately 70% of the total votes outstanding, our Board of Directors unanimously approved an amendment (the “Amendment”) to our Certificate of Incorporation which became effective on June 1, 2010, to: (i) declare a dividend of our common stock so that each holder of one (1) share of common stock received an additional five (5) shares; and (ii) increase the number of common stock we are authorized to issue from 25,000,000 to 160,000,000 of which 150,000,000 are designated as Common Stock, par value $.001 per share and 10,000,000 are designated as Preferred Stock, par value $.001 per share.

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

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company which shares of common stock were valued at $3,00 based on the value of the associated underlying shares of the Company’s common stock which value of $0.03 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement and for which the Company recorded a debit to consulting expense in the amount of $3,000.

During the quarter ending September 30, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At September 30, 2010 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded a credit to subscribed shares.

Dividend

Effective June 1, 2010, we amended our Certificate of Incorporation and declared a five (5) share dividend for each one share of the issued and outstanding shares. The record date and that date such shares were issued was June 25, 2010. The number of common stock outstanding increased from 19,592,000 to 117,552,000.

Convertible Securities

See Note 11.Subsequent Events for a discussion regarding the issuance of a $30,000 and a $55,000 convertible promissory notes, bearing interest at ten percent (10%) and eight percent (8%), respectively.

We have not granted or issued warrants or options, which would entitle the holder to acquire shares of our common stock.

11. Subsequent Events

We have evaluated subsequent events through November 22, 2010, the date that the financial statements were available to be issued.

During the month ended October 31, 2010, the Board of Directors appointed Patrick Champney as Secretary of the Company to serve at the pleasure of the Board of Directors.

Convertible Note – Related Party

Subsequent to the quarter ending September 30, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note – Related Party”), consisting of a $30,000 convertible promissory note bearing interest at 10% per annum, due September 30, 2011 and of which the holder of shall have the right at any time during the period beginning on the date which is three hundred sixty-five (365) days following the date of the Convertible Note – Related Party and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 50% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note – Related Party to the Company.

As the effective conversion price of the Convertible Note – Related Party on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount based on the intrinsic value of the beneficial conversion feature of the Convertible Note – Related Party. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Convertible Note – Related Party will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

Convertible Note

Subsequent to the quarter ending September 30, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due July 8, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion pricerepresenting a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company.

As the effective conversion price of the Convertible Note on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount based on the intrinsic value of the beneficial conversion feature of the Convertible Note. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Convertible Note will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Sierra Resource Group, Inc., unless the context requires otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this quarterly report. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report should be read as applying to all related forward-looking statements wherever they appear in this quarterly report.  From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospect, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company, adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

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

Overview

We were incorporated on December 21, 1992 to engage in the acquisition, exploration and development of natural resource properties. As of the quarter ended September 30, 2010, we had no revenues and a limited operating history.

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

In January 2010, we began locating and evaluating copper producing properties for acquisition or joint venture agreements.  On April 23, 2010, we  entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, we  agreed to purchase 80% of certain assets of Medina, known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Copper Mine”). The Acquisition formally closed on June 21, 2010.   See Note 4 of the Financial Statements:“Chloride Copper Project”.

The Chloride Copper Mine property consists of 37 unpatented lode mining claims and 12 mill site claims and it is located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona. The Chloride Copper Mine is an open pit mine and the existing SXEW (Solvent extraction/electrowinning) processing plant.

The Chloride Copper Mine deposit is hosted by Late Tertiary conglomerates and, to a lesser extent, by Quaternary alluvium and Cretaceous granitic rocks. Copper mineralization at Chloride Copper Mine is in the form of mineralized lenses contained within a paleochannel a few thousands of feet long and up to 750 feet wide. The source of copper at Chloride Copper Mine is interpreted to be the low grade porphyry-type copper mineralization at Alum Wash, about 3.5 miles northeast of the Chloride Copper Mine deposit. The mineralization is characterized by dark blue to black rock similar to the Exotica deposit, a satellite of the huge Chuquicamata copper deposit in Chile

Our intent is to secure funding in order to put the Chloride Copper mine into production.  We have no commitments for any funding as of yet and will not be able to maintain an on-going business unless we are able to secure funding in the short-term. No assurances can be provided that such financing will be realized.

Employees

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

Results of Operations

Net Loss

For the ninemonths ended September 30, 2010 and 2009, we had a net loss of approximately $236,000 and $12,500, respectively. At September 30, 2010 and December 31, 2009, we had an accumulated deficit of $467,000 and $133,000, respectively.

Liquidity and Capital Resources

We had working capital deficit of approximately $622,000 at September 30, 2010.

As a result of the foregoing, we expect to primarily rely upon debt financing from our shareholders, officers and directors to meet operating expenses; however, no assurances can be made that these avenues of funding will be available to us to meet limited operating expenses or fund operations. Even if we are able to obtain funding, there can be no assurance that a sufficient level of revenue will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays, expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from any operations insufficient to fund our capital requirements. There can be no assurance that we will be able to obtain such additional funding from officers and directors or other investors on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Total Assets were $886,000 at September 30, 2010, compared to $1,900 at December 31, 2009.  The increase in total assets is exclusively attributed to the recent acquisition of 80% interest in the Chloride Copper Project.  See Note 4: Chloride Copper Project.

Professional Fees for the ninemonths ended September 30, 2010 were $93,000, which comprised of $15,000 for accounting fees related to our Securities and Exchange Commission filing requirements and $21,000 and $58,000 in consulting and legal fees, respectively, related almost exclusively to completing recent Company transactions and meeting our Securities and Exchange Commission filing requirements.

Interest Expense for the ninemonths ended September 30, 2010 was $54,000, of which $16,400 was in interest expense related to the financing of capital and $37,500 comprised of a one-time, non-cash expense related to the issuance of shares in consideration for services to the Company.  See Note 10. Equity.

Amortization Expense at September 30, 2010, and December 31, 2009, was $0, and $1,400, respectively.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2009.

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

We own an eighty percent (80%) interest in one property, the Chloride Copper Project, which may not have deposits of copper or other metals that may be mined at a profit. Whether we will be able to mine this property a profit, depends upon many factors, including:

●	the size and grade of the deposit;
●	whether we can obtain sufficient financing on acceptable terms to conduct our exploration activities;
●	volatile and cyclical price activity of copper and other precious metals; and
●	the cost, personnel, and time burdens of governmental regulation, including taxes, royalties, land use, importing and exporting of minerals, and environmental protection.

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

Reserve estimates are subject to uncertainty. Estimates are arrived at by using standard acceptable geological techniques, and are based on interpretive geological data obtained from drill holes, sampling techniques, assaying, surveying, and mapping. Feasibility studies are used to derive estimates of cash operating costs based on anticipated tonnage and grades of copper to be mined and processed, predicted configuration of ore bodies, expected recovery rates of metal from copper, operating costs, and other factors. Actual cash operating costs and economic returns may differ significantly from original estimates due to:

●	Fluctuations in current prices of metal commodities extracted from the deposits;
●	Changes in fuel prices and equipment;
●	Labor rates;
●	Changes in permit requirements; and

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

This determination is based on estimates of several factors, including:

●	ore reserves;
●	expected recovery rates of metals from the ore;
●	future metals prices;
●	facility and equipment costs;
●	availability of affordable sources of power and adequacy of water supply;
●	exploration and drilling success;
●	capital and operating costs of a development project;
●	environmental considerations and permitting;
●	adequate access to the site, including competing land uses (such as agriculture);
●	applicable tax rates;
●	assumptions used in determining the value of our pension plan assets and liabilities;
●	foreign currency fluctuation and inflation rates; and
●	availability of financing.

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

The economic value of ore reserves may be adversely affected by:

●	declines in the market price of the various metals we mine;
●	increased production or capital costs;
●	reduction in the grade or tonnage of the deposit;
●	increase in the dilution of the ore; and
●	reduced recovery rates.

Short-term operating factors relating to our ore reserves, such as the need to sequentially develop ore bodies and the processing of new or different ore grades, may adversely affect our cash flow. We may use forward sales contracts and other hedging techniques to partially offset the effects of a drop in the market prices of the metals we mine. However, if the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

●	delays in new project development;
●	net losses;
●	reduced cash flow;
●	reductions in reserves; and
●	write-downs of asset values.

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

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our business is subject to a number of risks and hazards including:

●	environmental hazards;
●	labor disputes or strikes;
●	unusual or unexpected geologic formations;
●	cave-ins;
●	explosive rock failures; and
●	unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks and hazards could result in:

●	personal injury or fatalities;
●	damage to or destruction of mineral properties or producing facilities;
●	environmental damage;
●	delays in exploration, development or mining;
●	monetary losses; and
●	legal liability.

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

We have an accumulated deficit of $467,000 as of September 30, 2010, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities with no present financing source identified; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Risks Pertaining to our Common stock

Our Common stock may be diluted which will reduce your percentage of ownership of our Common stock.

Our Common stock may be subject to substantial dilution, including dilution resulting from issuances of Securities:

•	in future offerings;

•	to employees, consultants, joint venture partners and third party financing sources in amounts that are uncertain at this time;

•	for acquisitions; and

•	such as preferred stock with super voting rights, conversion rights or preferences over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, we were required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ended December 31, 2009, furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

During the quarter ending September 30, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At September 30, 2010 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded a credit to subscribed shares.

The above offering and sale was made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

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

On September 12, 2010, Goerges Juilland was appointed as a member of our Board of Directors to serve until the next annual meeting, his resignation or death.

During the month ended October 31, 2010, the Board of Directors appointed Patrick Champney as Secretary of the Company to serve at the pleasure of the Board of Directors.

Subsequent to the quarter ending September 30, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $30,000 convertible promissory note bearing interest at 10% per annum, due September 30, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is three hundred sixty-five (365) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 50% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company.

As the effective conversion price of the Convertible Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $30,000 based on the intrinsic value of the beneficial conversion feature of the Convertible Note. In accordance with EITF No.00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount as a result of the beneficial conversion feature of the Convertible Note will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

Subsequent to the quarter ending September 30, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due July 8, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Note into shares of the Company’s Common Stock at a conversion pricerepresenting a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company.

Amendment to our Certificate of Incorporation.

On April 28, 2010, pursuant to Section 78.315 of the Nevada Revised Statutes (the “NRS”) and subject to stockholder approval, which approval was attained by written consent in lieu of a meeting of stockholders, pursuant to Section 78.320 of the NRS, from the holder of 8,515,000 shares of our Common Stock (the “Majority Stockholder”), which represented approximately 70% of the total votes outstanding, our Board of Directors unanimously approved an amendment (the “Amendment”) to our Certificate of Incorporation which became effective on June 1, 2010,  to: (i) declare a dividend of our common stock so that each holder of one (1) share of common stock received an additional five (5) shares; and (ii) increase the number of common stock we are authorized to issue from 25,000,000 to 160,000,000 of which 150,000,000 are designated as Common Stock, par value $.001 per share and 10,000,000 are designated as Preferred Stock, par value $.001 per share.

The Dividend.

As a result of the Dividend, each holder of our common stock will receive five additional shares of common stock for each one (1) share held.  The record date and that date such shares were issued was June 25, 2010.  The number of common stock outstanding increased from 19,592,000 to 117,552,000.

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

The foregoing description of the Amendment and its effect on our Stockholders is only a summary, does not purport to be complete and is qualified in our entirety by reference our Definitive Schedule 14C filed with the Securities and Exchange Commission on or about May 11, 2010.

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

SIERRA RESOURCE GROUP, INC.

Date: November 22, 2010	By:	/s/ James M. Stonehouse
James M. Stonehouse
President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.01	Articles of Incorporation, as amended(1)
3.02	Bylaws(1)
3.03	Certificate of Amendment to the Articles of Incorporation*
10.01	Assignment, Quit Claim and Release, dated March 8, 2010, between the Registrant and Sierra Asset Holdings LLC(2)
10.02	Share Purchase Agreement, dated February 5 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.03	Amendment No. 1 to Share Purchase Agreement, dated March 16, 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.04	Asset Purchase Agreement, dated April 23, 2010, between the Registration and Medina Property Group LLC(4)
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form 10-SB of the Registrant, filed with the Commission on January 27, 1999
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 9, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 30, 2010.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on April 29, 2010.

*	Filed herewith.