Form 10-K
period 2010-12-31
SIERRA RESOURCE GROUP INC
filed 2011-04-18
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the fiscal year ended: December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 5, 2011, the issuer had 118,982,000 issued shares of Common Stock, $0.001 par value.

SIERRA RESOURCE GROUP, INC.

CERTIFICATIONS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," "could" including the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the volatility and cyclicality of metals prices, variation in production costs, the highly competitive nature of our industry, reliance on certain key customers, changes in consumer/global demand for metals, exposure to market risks for changes in interest rates and in foreign exchange rates, governmental regulation, environmental issues, other risk factors described in other documents and reports filed with the Securities and Exchange Commission, and other factors.

Although the Company believes the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

PART 1

Item 1.    Business

Company Overview

Sierra Resource Group, Inc. (sometimes the "Company") was incorporated on December 21, 1992 under the laws of the State of Nevada to engage in any lawful corporate activity.  As recently disclosed in the Company’s Definitive 14A, filed with the Securities and Exchange Commission on April 11, 2011, the Company has entered into a seminal agreement that, if approved by its shareholders at the upcoming Annual Meeting of Shareholders, set for April 21, 2011, is anticipated to enable the Company to commence operations at the Chloride Copper Mine, in which our Company has an 80% interest, and to begin production and sale of copper cathode as follows:

(a)           The Company will agree to sell the maximum 1-year capacity (approximately 5,040,000 lbs of copper cathode) at a discount to the current market price of copper, with delivery to begin no later than 3 months from the date that all mining permits and licenses have been granted to the Company.

(b)           The Company will receive assistance in monetizing the agreement through a guaranty by the purchaser of the copper cathode (the “Guarantor”) of a bank credit line of a minimum of $6,000,000. The terms of the credit line have not yet been negotiated.

Please see the Company’s Definitive 14A filed April 11, 2011, and the Copper Cathode Sale and Purchase Agreement attached as Exhibit 10.1.  See also Subsequent Events, below.

Since March 31, 1993, the Company has been in the developmental stage and has had limited operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements for leasehold interests in both developed and undeveloped acres. In the event any leasehold interests were acquired, we intended to enter into exploration and development agreements with third parties wherein said third parties would, at their risk and expense, operate, develop and explore the property.
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

We incurred an obligation for $29,500 for the interests to the assignor of these oil and gas leases (the “Assignor”), due and payable in April 2010. The Assignor paid cash in the amount of $29,500 to Natural Gas & Oil "Choice" Development Fund I, LP and Team Resources, Inc. during the period ended June 30, 2009 for the acquired interests subsequently assigned to us.

The Assignor is an affiliate of a former officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note was due and payable in April 2010 and, giving effect to the transaction, we were directly or indirectly obligated to the officers and directors in the total sum of $90,573 as of December 31, 2010.

In January 2010, we began locating and evaluating copper producing properties for acquisition or joint ventures.  On April 23, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, we purchased 80% of certain assets of Medina, known as the Chloride Copper Project (the “Chloride Copper Mine”), a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Acquisition”). The Acquisition formally closed on June 21, 2010.

The Chloride Copper Mine property consists of 37 unpatented lode mining claims and 12 mill site claims and it is located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona. The Chloride Copper Mine is an open pit mine and the existing SXEW (Solvent extraction/electrowinning) processing plant.

The Chloride Copper Mine deposit is hosted by Late Tertiary conglomerates and, to a lesser extent, by Quaternary alluvium and Cretaceous granitic rocks. Copper mineralization at Chloride Copper Mine is in the form of mineralized lenses contained within a paleochannel a few thousands of feet long and up to 750 feet wide. The source of copper at Chloride Copper Mine is interpreted to be the low grade porphyry-type copper mineralization at Alum Wash, about 3.5 miles northeast of the Chloride Copper Mine deposit. The mineralization is characterized by dark blue to black rock similar to the Exotica deposit, a satellite deposit of the huge Chuquicamata copper deposit in Chile.

As discussed above and as set forth in the Company’s Definitive 14A, filed with the Securities and Exchange Commission April 11, 2011, the Company has entered into the Copper Cathode Sale and Purchase Agreement that, if approved by our shareholders, the Company believes will allow us to begin development of the Copper Chloride Mine.  While the Company believes the Agreement will allow for the necessary financing to begin mining operations, no assurance can be provided that such financing will be realized.

Our Growth Strategy

While continuing the steps to begin development of the Chloride Copper Mine, our objective is also to locate other properties with mineral deposits, acquire the necessary rights to explore those properties, and then sell these minerals on the open market.  The Company is presently involved in preliminary discussions of one such acquisition.

Our growth strategy is multi-faceted.  First, we intend to develop the Chloride Copper Mine, while exploring adjacent properties for additional deposits.  Contemporaneously, we are actively involved in locating properties and companies with mineral deposits for acquisition or joint venture.

Competition

We are a mineral resource exploration and development company.  We compete with other such companies for financing and for the acquisition of new mineral properties.  Many of the companies with which we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties we might seek, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and to prospective customers of the mineral products of such properties.  This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to explore mineral properties we may acquire.

Sources and Availability of Raw Materials

As a company in the mining industry we do not utilize raw materials in our business.
Dependence on Major Customers

The Copper Cathode Sale and Purchase Agreement (see the previously referenced Definitive 14A, filed with the Securities and Exchange Commission, April 11, 2011), if approved by the shareholders, provides, subject to the terms and conditions therein contained, for sale of the Copper Chloride Mine’s maximum first year production to the Company’s shareholder Harmony Mining Ltd.  By virtue of the Agreement, Harmony would become a major shareholder of the Company.  The Company believes this relationship with Harmony will be of long-term mutual benefit and could assist the Company in its acquisition strategy and in addressing its competition.

Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property.

Need for Government Approvals

As a mining company, we are subject to strict governmental regulation.  We are granted the right to mine by the Mining Act of 1872, which allows us to go on the land and explore, develop and extract minerals from the land.  This is done through a permitting process.  On Federal land, we would be required to obtain permits from the Department of the Interior, Bureau of Land Management.  We will have to obtain additional permits to drill and extract any minerals from the land.   On the State side, we are governed with respect to the Chloride Copper Mine by the Arizona State Mining Department, which has its own permitting process for state-owned land.  The permitting processes can be very time-consuming to complete, sometimes taking years.

Effect of Government Regulation on Business

As a company in the mining industry, government regulations, particularly environmental regulations, affect our business and the processes and methodologies we utilize in all facets of our business, beginning with government permitting prior to any activities taking place at the mines, all the way through extraction of any minerals found at the mines.

As such, we will operate strictly in accordance with Mine Safety and Health Administration (MSHA), Occupational Safety and Health Administration (OSHA), Arizona State Mine Inspector and Arizona Department of Environmental Quality (ADEQ) regulations.  Compliance with these regulations is included in the Company’s strategy for development of the Chloride Copper Mine, but there could be significant costs and delays that we have not anticipated.

Effect of Compliance with Environmental Laws

As a company in the mining industry we are subject to numerous environmental and health and safety laws and regulations.  We believe we are in compliance with all such laws and regulations.  These laws and regulations, on federal, state and local levels; however, are evolving and frequently modified and we cannot accurately predict the effect, if any, they will have on our business in the future.  In many instances, the regulations have not been finalized, or are frequently being modified.  Even where regulations have been adopted, they are subject to varying contradicting interpretation and implementation.  In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing the risks and penalties associated with any violations.  As a handler and generator of hazardous materials, we will be subject to financial risk exposure with regard to intentional or unintentional violations.  Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition.

The process of initiating operations at the Chloride Copper Mine will require compliance with laws and regulations with which the Company has not previously been required to comply.  While the Company believes it is taking the necessary steps to ensure compliance, there are risks and costs associated with such compliance, which we cannot be certain to have anticipated.

Employees

We currently employ one (1) security guard and one (1) maintenance person on the property.  Currently management includes the Chief Executive Officer, Chief Financial Officer, and the other board members (who are uncompensated). Once we begin production, as anticipated, we expect to employ up to twenty (20) employees.  The Company’s Chief Executive has a five year contract that expires in January 2016.

 Item 1A.  Risk Factors
You should carefully consider the following risk factors together with the other information contained in this Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

Risks Related to our Business

We engaged in mining developmental activities, which subjects us to risks associated with similarly situated development stage companies in the mining business.

We are a development stage company with a limited operating history since inception. We have no revenues and no record of profitability in our current business.  Our likelihood of success must be considered in light of the risks, expenses, difficulties and delays frequently encountered by companies that have a limited operating history.

Because the probability of any of our properties or claims being profitable is subject to many variables,, any funds that we spend on exploration may be lost.

We own an eighty percent (80%) interest in one property, the Chloride Copper Project, which may not have deposits of copper or other metals that may be mined at a profit. Whether we will be able to mine this property at a profit, depends upon many factors, including:

●	the size and grade of the deposit;
●	whether we can obtain sufficient financing on acceptable terms to conduct our exploration activities;
●
volatile and cyclical price activity of copper and other precious metals; and the cost, personnel, and time burdens of governmental regulation, including taxes,  royalties, land use, importing and exporting of minerals, and environmental protection.

 If we are unable to operate the Chloride Copper project at a profit because the deposits may not be of the quality or size that would enable us to make a profit from actual mining activities or because it may not be economically feasible to extract metals from the deposits, any funds spent on exploration activities could be lost, which may result in a loss of part or all of your investment.

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

Due to competitive demands for exploration services and obtaining necessary supplies and/or equipment, there may be disruptions in our planned exploration activities, especially if there are unforeseen shortages. While we intend to attempt to arrange alternatives and redundancy, we have not yet attempted to locate or negotiate with any alternative suppliers of products, equipment or materials. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available; if we are unable to do so, we will experience delays or suspension of our planned activities, which will adversely affect our exploration activities and financial condition.

Our estimates of reserves may be subject to uncertainty.

Reserve estimates are subject to uncertainty. Estimates are arrived at by using standard acceptable geological techniques, and are based on interpretive geological data obtained from drill holes, sampling techniques, assaying, surveying, and mapping. Feasibility studies are used to derive estimates of cash operating costs based on anticipated tonnage and grades of copper to be mined and processed, predicted configuration of ore bodies, expected recovery rates of metal from copper, operating costs, and other factors. Actual cash operating costs and economic returns may differ significantly from original estimates due to:

●	fluctuations in current prices of metal commodities extracted from the deposits;
●	changes in fuel prices and equipment;
●	labor rates;
●	changes in permit requirements; and
●	variations in actual extraction costs from those projected.

Any one or a combination of these factors may negatively affect the relative certainty or uncertainty of geological reports or reserve estimates.

Our Business depends upon the continued involvement of our Existing Management.

The loss, individually or cumulatively, of Messrs. Champney, Stonehouse or Hacker could adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. We anticipate that our business may become dependent upon other key personnel and/or consultants in the future. We do not presently carry key-man insurance on any of our officers, directors or employees, and cannot predict when or whether we will carry such insurance in the near future. We do not believe that we will be able to operate as planned in the event that we lose their services. Before you decide whether to invest in our common stock, you should carefully consider our reliance upon these personnel and that if we lose the benefit of their expertise, your investment may be negatively impacted.

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

We may sell substantially all of our metallic concentrates to custom smelters, with our ore bars sent to refiners for further processing before being sold to metal traders. If our ability to sell concentrates to such smelters becomes unavailable, our operations could be adversely affected.

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

We have not had any significant revenues since our inception and there is no assurance that we will be able to achieve the financing necessary to enable us to precede with our exploration activities.

We have not had any significant revenues since our inception.  We will apply any proceeds from copper sales generated from our activities at the Chloride Copper Project to help cover our exploration expenditures, but we anticipate that revenue may not be generated until FY2012. Our projected expenditures will likely far exceed proceeds from sales over the next twelve months, which will require that we obtain substantial financing in order for us to pursue our current plan of operations.  If we do not achieve the necessary financing, then we will not be able to proceed with other planned activities, including our planned exploration activities, and our financial condition, business prospects and results of operations could be materially adversely affected to the point of having to cease operations, which would likely cause our investors to lose their entire investment.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of  approximately $8,527,000 as of December 31, 2010, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities with no present financing source identified; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Risks Pertaining to our Common Stock

Our common stock may be diluted which will reduce your percentage of ownership of our common stock.

Our common stock may be subject to substantial dilution, including dilution resulting from issuances of securities:

●	in future offerings;
●	to employees, consultants, joint venture partners and third party financing sources in amounts that are uncertain at this time;
●	for acquisitions; and
●	such as preferred stock with super voting rights, conversion rights or preferences over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up.

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

Because we are quoted on the OTC Bulletin Board instead of an Exchange or National Quotation System, our investors may have a tougher time selling their stock or may experience negative volatility on the market price of our stock.

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

Trading in our common stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Trading in our stock has been limited.  Our stock price could be affected substantially by a relatively modest volume of transactions.

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

Our Board of Directors has the ability to issue preferred stock and determine the rights, preferences, privileges and restrictions without shareholder approval, which may dilute your percentage of ownership of our common stock and prevent a change of our control.

We are authorized to issue ten million shares of “blank check” preferred stock.  Our board may issue the shares in response to a hostile take-over attempt, the board could issue such stock to a friendly party or “white knight“ or could establish conversion or other rights in the preferred stock, which would dilute the common stock and make a transaction impossible or less attractive.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are a mailing address located at 9550 S. Eastern Avenue, Suite 253, Las Vegas, Nevada 89123 supplied by out registered agent. We feel that this arrangement is adequate for our needs at this time and we feel we will be able to locate adequate space in the future if needed.

Item 3.  Legal Proceedings

The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters could have a material adverse effect upon our financial condition and/or results of operations.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

During all of 2009 and up until June 25, 2010 there was no established trading market in our Common Stock. In August of 2010, a market maker was obtained for our securities to be quoted in the OTC Bulletin Board system. Our symbol is SIRG.

The common stock of the Company is traded on the NASDAQ Capital Market under the symbol SIRG.  A summary of the high and low sales prices during each year of 2010 and 2009 is presented below.

Market Range of Common Stock Bid			1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	High	Low
Fiscal Year 2010			$1.73	$2.57	$2.29	$2.20
First Year (January-March 2010)	N/A	N/A	$0.90	$1.64	$1.64	$1.70
Second Year (April-June 2010)	$ 1.00	$ 1.00
Third Year (July-September 2010)	$ 1.00	$ 0.25	$0.75	$1.05	$1.17	$1.14
Fourth Year (October-December 2010)	$ 0.62	$ 0.19	$0.42	$0.46	$0.78	$0.81

We had approximately 90 record holders of our Common Stock at December 31, 2010.  We believe that there are approximately 300 additional beneficial holders of our Common Stock, based on information obtained from our transfer agent and from broker-dealers that hold shares on behalf of their clients.

The Company has not paid any cash dividends since its incorporation.  The Company does not currently intend to pay any cash dividends.

Transfer Agent

Our Transfer Agent and Registrar for the common stock is Pacific Stock Transfer Company located in Las Vegas, Nevada.

Item 6.   Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements contained herein as Item 8.

Overview
The Company began locating and evaluating copper producing properties for acquisition or joint venture agreements.  On April 23, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, purchased 80% of certain assets of Medina, known as the Chloride Copper Project, a former copper producer comprised of a mineral deposit and some infrastructure located near Kingston, Arizona (the “Copper Mine”). The Acquisition formally closed on June 21, 2010.

As recently announced, the Company has entered into the Copper Cathode Sale and Purchase Agreement that, subject to its approval by the Company’s shareholders and together with the financing that the Agreement envisions, would enable the Company to commence operations at the Chloride Copper Mine, in which our Company has an 80% interest, and to begin production and sale of copper cathode as follows:

(a)
The Company will agree to sell the maximum 1-year capacity if the Chloride Copper Mine (approximately 5,040,000 lbs. of copper cathode) at a discount to the current market price of copper, with delivery to begin no later than 3 months from the date that all mining permits and licenses have been granted to the Company.

(b)
The Company will receive assistance in monetizing the agreement through a guaranty by the purchaser of the copper cathode of a bank credit line of a minimum of $6,000,000. The terms of the credit line have not yet been negotiated.

The Agreement includes the issuance of substantial new Company securities, including preferred and a new Class B Common Stock, with resulting significant dilution for our shareholders.  The Company believes the transaction provides a marvelous opportunity that should allow for the development of the Chloride Copper Mine and the platform for future acquisitions.  For a full discussion of the transaction, please see our Definitive 14A filed with the Securities and Exchange Commission, April 11, 2011, Exhibit 10.1.

While can be no assurance the above transaction will be consummated as planned, it is anticipated that the Company should soon be able to move forward with its development of the Chloride Copper Mine and accelerate its strategy to acquire other mining prospects.

Critical accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

We have identified the following as critical accounting estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

Income taxes

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled.  For the Company, the differences are attributable to differing methods of reflecting depreciation and stock based compensation for financial statement and income tax purposes.

The likelihood of a material change in the Company's expected realization of these assets is dependent on, among other factors, future taxable income and tax settlements.  While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

We are also required to assess the realizability of our deferred tax assets.  We evaluate positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets.  Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we would be required to apply a valuation allowance to offset our deferred tax assets in an amount equal to future tax benefits that may not be realized.  We currently do not apply a valuation allowance to our deferred tax assets.  However, if facts and circumstances change in the future, valuation allowances may be required.

Significant judgment is required in determining income tax provisions and in evaluating tax positions.  We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.  In the normal course of business, the Company and its subsidiaries are examined by various federal and state tax authorities.  We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.  We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that give rise to an adjustment become known.  The ultimate outcomes of the examinations of our income tax returns could result in increases or decreases to our recorded tax liabilities, which could affect our financial results.

Results of Operations

Net Loss

For the twelve months ended December 31, 2010 and 2009, we had a net loss of approximately $8,394,000 and $27,000, respectively. At December 31, 2010 and December 31, 2009, we had an accumulated deficit of $8,527,000 and $133,000, respectively.

Liquidity and Capital Resources

We had working capital deficit of approximately $939,000 at December 31, 2010.

The Company believes the financing envisioned by the Copper Cathode Sale and Purchase Agreement should enable it to adequately finance the development of the mine and allow for the furtherance of its growth strategy.  There can be no assurance, however, that this financing or any alternative financing will be obtained.  Absent obtaining financing, there is substantial doubt about our ability to continue as a going concern.

Total Assets were $23,000 at December 31, 2010, compared to $1,900 at December 31, 2009.  The increase in total assets is exclusively attributed to the recent acquisition of 80% interest in the Chloride Copper Project and related funding from notes payable and subscribed shares during the 3rd and 4th quarter of 2010.

Selling, general and administrative expenses for the twelve months ended December 31, 2010 were $380,000, which are comprised of $315,000 for payroll and labor expenses related to obligation to our current and former CEO and expenses related to our Securities and Exchange Commission filing requirements and $28,000 in consulting and  legal fees, respectively, related almost exclusively to completing recent Company transactions and meeting our Securities and Exchange Commission filing requirements.

Loss on Impairment of Goodwill and Fixed Assets for the twelve months ended December 31, 2010 was $7,890,060 was comprised of $7,602,000 write-off of goodwill, $163,000 write-off of mining interests and $125,000 for the write-down of fixed assets. All these assets were acquired and recorded as part of the Chloride Copper Project.

Interest Expense for the twelve months ended December 31, 2010 was $27,000, of which  $20,000 was in interest expense related to the financing of capital.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At December 31, 2010 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

The audited financial statements of the Company required pursuant to this Item 8 are included in a separate section commencing on page F-1 and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures:

Disclosure Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management of Sierra Resource Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Executive Officers and Directors of the Registrant

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

During the month ended October 31, 2010, the Board of Directors appointed Patrick Champney as Secretary of the Company to serve at the pleasure of the Board of Directors. Mr. Champney was appointed Chief Executive Officer in January 2011

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.:

Name	Age	Experience and Qualifications	Director Since
R. Patrick Champney	45
Chief Executive Officer since January 2011 and director since April 2011, Mr. Champney also served as our Corporate Secretary since October 2010; Vice President/Director and Chief Operating Officer of Champ Automotive Group, an independent automobile dealership and secondary financing company that he founded in 2006. He served as a Managing Member of Medina Property Group LLC from July 2010 through August 2010. From 2005 to 2006, he was the General Manager/Chief Operating Officer of Peoples Choice Aesthetic Surgery and Medical Day Spa located in Orlando, Florida.  Prior to that, Mr. Champney had fourteen years of additional experience as corporate consultant, chief financial officer, and registered broker, including supervisory positions in various brokerages.
			2011
Brad Hacker	51
Chief Financial Officer since January 2011; Partner of Brad Hacker and Company, P.A., a firm of accountants and CPAs which he founded in 2009. Previously, he was a Partner at Kramer Weisman & Associates from 2005 until 2009. During this period of time he also served as chief financial officer of XTX Energy Inc., as interim principal accounting officer of Imperiali, Inc., and as both chief financial officer and a director of Brampton Crest International Inc. From 2002-2004 he served as chief financial officer of Charter Schools USA.  Mr. Hacker received his BA in Business from the University of Texas at Austin (the Red McCombs School of Business) in 1981.
			N/A
James M. Stonehouse	58
CA Professional Geoscientist # 5518, also served as our Company’s Chief Executive Officer from June 2010 until January 2011. From August 2009 to the present, Mr. Stonehouse has been an independent consultant in the mining industry.  From January 2007 through August 2009, he was Vice President of Operations-Quito, Ecuador and Prescott, Arizona for Copper Mesa Mining Corporation. From September 2005 through May 2007, Mr. Stonehouse was Vice President Exploration for Channel Resources Ltd. in Quito, Ecuador.  From January 2005 through September 2005, he served as Vice President Operations and Manager Mine Construction for Frontier Mining Ltd. in Almaty and Kurchatov, Kazakhstan.  Mr. Stonehouse received a BA with honors in Earth Sciences in 1974 and a MA in Earth Sciences in 1976, both from Dartmouth College.
			2010
Paul Enright	49
Partner and founder of Technology Partners LLC since February 2007. He has also been a partner of Hoss Capital LLC, which he co-founded in 2005. From April 2008 to present, Mr. Enright served as Vice -President of Business Development, then as President and Director of Marine Exploration Inc.

Georges Juilland	55	Director of Goldplata Resources Ltd. since January 2003; President of Goldplata Corporation Ltd, Colombia Division since January 1998. Mr. Juilland was a graduate of College of Mining in Colorado, receiving his B.S. – Metallurgy in 1973 and Escuela de Minas de Colorado, receiving his B.S. – Mining in 1974.	2010
Luis Munoz	31	General Manager of a business and legal consulting firm, Neglex, located in Quito, Ecuador, since August 2009. From 2004 to 2007, Mr. Munoz was a Vice-Chairman of MN&A – Abogados located in Quito Ecuador. Before that, Mr. Munoz had approximately seven years of additional experience as a business and legal consultant and general manager. In 2009, he received his Masters in Business Administration (MBA) from INCAE Business School located in Alajuela, Costa Rica. In 2004, he received a Doctor of Law Degree from Universidad International del Ecuador located in Quito, Ecuador.	2011

Board Compensation

The Company has not yet established any compensation arrangements with the Directors and Nominees who are identified in this Proxy Statement.  Compensation arrangements with our Directors may be established at some point in the future and may include cash and equity awards; however, as of the date of this Proxy Statement the Company does not have a formal plan for Director compensation.

Item 11.  Executive Compensation

Patrick Champney, Chief Executive Officer and James Stonehouse, former Chief Executive Officer and current employee and board member each have three year employment agreements with the Company. The agreements were effective June 21, 2010 for Mr. Champney and April 15, 2010 for Mr. Stonehouse.

Mr. Champney’s is for a base salary of $125,000 and includes standard employment conditions. Mr. Champney’s original contact was for the position of Vice President Investor Relations. In January 2011 the board appointed him Chief Executive Officer.

Mr. Stonehouse’s is for a base salary of $150,000 and includes standard employment conditions. Mr. Stonehouse’s original contact was for the position of Chief Executive Officer. In January 2011 Mr. Stonehouse resigned as Chief Executive Officer and is still employed with the Company.

As part of these agreements the Company has recognized $126,000 of salary due the executives for compensation as per the agreements in 2010 that will be paid as per their contracts in 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

See the audited Financial Statements for a discussion of an Asset Purchase Agreement (the “Purchase Agreement”) entered into by the Company together with Medina Property Group LLC, a Florida limited liability company (“Medina”). Pursuant to the Purchase Agreement, the purchase price consisted of the issuance of 12,750,000 shares of our common stock by the Company to Medina and for the payment of $125,000 to the original seller of certain equipment where the Copper Mine is located, which payment was made by Black Diamond Realty Management, LLC on behalf of the Company and in consideration we issued a $125,000 promissory note bearing interest at eight percent (8%) per annum, due one year from the date of issuance.  In connection with the promissory note and as an incentive, Black Diamond Realty Management, LLC cancelled and returned 5,348,000 shares of the Company’s common stock. The shares of common stock 7,402,000 (net) were issued on or about June 23 2010, to Medina and its assignees.  This transaction resulted in a change of our shareholder voting control, but no single person or cohesive group took a controlling interest in our Company as a result of this transaction.

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, received 100,000 shares of the Company’s Common Stock in consideration for his services to the Company.

During the year ending December 31, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At December 31, 2010 the 300,000 shares of common stock had not yet been issued.

The above offering and sale was made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

On April 28, 2010, pursuant to Section 78.315 of the Nevada Revised Statutes (the “NRS”) and subject to stockholder approval, which approval was attained by written consent in lieu of a meeting of stockholders, pursuant to Section 78.320 of the NRS, from the holder of 8,515,000 shares of our Common Stock (the “Majority Stockholder”), which represented approximately 70% of the total votes outstanding, our Board of Directors unanimously approved an amendment to our Certificate of Incorporation which became effective on June 1, 2010 (the “Amendment”),  to: (i) declare a common stock split so that each holder of one (1) share of common stock received an additional five (5) shares or six (6) shares total (the “Split”); and (ii) increase the number of common stock we are authorized to issue from 25,000,000 to 160,000,000 of which 150,000,000 are designated as Common Stock, par value $.001 per share and 10,000,000 are designated as Preferred Stock, par value $.001 per share.

Stock Split

As a result of the Split, each holder of our common stock received five additional shares of common stock for each one (1) share held.  The record date and that date such shares were issued was June 25, 2010.  The number of common stock outstanding increased from 19,592,000 to 117,552,000.

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

Common stock

As a result of the Amendment we were authorized to issue 160,000,000 of which 150,000,000 are designated as Common Stock, par value $.001 per share and 10,000,000 are designated as Preferred Stock, par value $.001 per share.

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

The foregoing description of the Amendment and its effect on our Stockholders is only a summary, does not purport to be complete and is qualified in our entirety by reference to our Definitive Schedule 14C filed with the Securities and Exchange Commission on or about May 11, 2010.

 The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the Record Date by (i) each person (or group of affiliated persons) who is known by the Company to own more than five percent (5%) of the outstanding shares of Common Stock, (ii) each of the Company’s directors and executive officers, and (iii) all of the Company’s directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or convertible or which become exercisable or convertible within 60 days after the date indicated in the table are deemed beneficially owned by the holders thereof.  Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of all Common Stock Outstanding(2)
Security Ownership of Management:
Patrick Champney-CEO and Director	2,000,000	1.6%
Luis Munoz-Director	--	*
James Stonehouse-Director	--	*
Paul Enright-Director	--	*
Georges Juilland-Director	--	*
Michel Rowland-Director Nominee	--	*
Timothy Benjamin – Director Nominee	3,840,000	3.1%
Ricardo Cordón – Director Nominee	1,610,000	1.3%
Brad Hacker-CFO, 5722 S. Flamingo Rd., Suite 151, Ft. Lauderdale, FL 33330	100,000	*
All directors, director nominees, and officers as a group (8 persons)	7,550,000	6.2%

Security Ownership of Certain Beneficial Owners:
Clouds Valley Overseas SA, Calle 48 Bella Vista, Edificio Sucre, Panama City, Panama	10,277,100	8.4%
Harmony Mining LTD, PO Box 3175, Road Town, Tortola, Brit Vir Isle	10,000,000	8.2%
Zocalo Bar SA, Avenida Juan Leon Mera y Calama N523, Quito, Ecuador	9,045,900	7.4%
5277 Partners LLC, 2001 Meridian Ave #314, Miami Beach, FL 33129	9,700,000	7.9%
Black Diamond Realty Mgmt LLC, 3025 Aberdeen Dr, Boyton Beach, FL 33472	7,858,886	6.4%

———————

* Less than 1%

(1)
Unless otherwise noted, the principal address of each of the directors and officers (and each director nominee) listed above is c/o Sierra Resource Group, Inc., 9550 S. Eastern Avenue, Suite 253, Las Vegas, Nevada 89123.

(2)
Based on 122,601,969 fully diluted shares consisting of 118,982,000 shares of Common Stock and Warrants to purchase Common Stock issued and outstanding as of the Record Date, March 29, 2011 plus an additional 3,619,969 shares convertible debts which consists of 715,334 shares for the subject Note combined with 1,650,132 shares of Common Stock presently reserved for a prior convertible promissory note dated October 29, 2010 plus 1,254,503 shares of Common stock for a prior convertible promissory note in favor of the Investor dated November 29, 2010 .

Item 13.  Certain Relationships and Related Transactions

There are no family relationships between any of our current directors, director nominees or executive officers. To our knowledge, the new director nominees did not hold any position with the Company previously, other than as disclosed in this Proxy Statement, nor have they been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Although we have not adopted a Code of Ethics, we rely on our Board of Directors to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Directors review a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person's immediate family. Transactions are presented to our Board of Directors for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. These policies and procedures are not evidenced in writing.

Item 14.  Principal Accounting Fees and Services

The Board of Directors has selected Tarvaran, Askelson & Co. LLP as the independent registered public accounting firm to audit our financial statements and the effectiveness of our internal control over financial reporting for 2011. The Company’s By-laws do not require that the stockholders ratify the selection of Tarvaran, Askelson & Co. LLP as the Company’s independent registered public accounting firm.

Prior to engaging Tarvaran, Askelson & Co., the Company engaged the services of De Joya Griffith & Company, LLC, as its independent registered public accounting firm.

During our two most recent fiscal years and through December 31, 2010, there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our auditors, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.  Furthermore during that period, there were no reportable events under then current SEC rules.

Accountant Fees

During the period covering the fiscal years ended December 31, 2010 and 2009, Tarvaran, Askelson & Co. performed the following professional services:

	2010	2009

Audit Fees (1)	$13,400	$9,250
Audit related fees (2)	$-0-	$-0-
All other (3)	$-0-	$-0-

(1)
Audit fees consist of fees for professional services rendered for the audit of our financial statements, the audit of our internal control over financial reporting, review of financial statements included in our yearly reports on Form 10-Q, and review and assistance with other Securities and Exchange Commission filings.

(2)	Audit related fees consist of fees for research and consultations concerning financial accounting and reporting matters and related audit procedures for 2010.
(3)	All other fees include an out-of-pocket reimbursement for an electronic subscription to an accounting publication.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(a)	Financial Statements – See the Index to Financial Statements on page F-1.

(b)	Exhibits:

Item 6.  Exhibits

Number	Description

3.01	Articles of Incorporation, as amended(1)
3.02	Bylaws(1)
3.03	Certificate of Amendment to the Articles of Incorporation*
10.01	Assignment, Quit Claim and Release, dated March 8, 2010, between the Registrant and Sierra Asset Holdings LLC(2)
10.02	Share Purchase Agreement, dated February 5 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.03	Amendment No. 1 to Share Purchase Agreement, dated March 16, 2010, by and among Black Diamond Realty Management, LLC, the Registrant and Paul W. Andre, Sandra J. Andre and Suzette M. Encarnacion(3)
10.04	Asset Purchase Agreement, dated April 23, 2010, between the Registration and Medina Property Group LLC(4)
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form 10-SB of the Registrant, filed with the Commission on January 27, 1999.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 9, 2010.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on March 30, 2010.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Registrant, filed with the Commission on April 29, 2010.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ PATRICK CHAMPNEY	President, Chief Executive	April 15, 2011
PATRICK CHAMNEY	Officer and Director
(Principal Executive Officer)

/s/BRAD HACKER	Chief Financial Officer Vice President	April 15, 2011
BRAD HACKER	(Principal Financial Officer)

SIERRA RESOURCE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Sierra Resource Group, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (Company) as of December 31, 2010, and the related statements of income, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sierra Resource Group, Inc. as of  December 31, 2009 were audited by another auditor, whose report dated February 25, 2010 on those statements included an explanatory  paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. as of December 31, 2010 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP
Laguna Niguel, California
April 12, 2011

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Sierra Resource Group, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (December 21, 1992) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
February 25, 2010

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,431	$1,811
Accounts receivable, net	-	128
TOTAL CURRENT ASSETS	23,431	1,939

TOTAL ASSETS	$23,431	$1,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,173	$2,958
Conversion option liabilities	20,212	-
Advance from related party	90,573	90,573
Note payables - related party	308,821	29,500
Note payable	360,000	-

TOTAL CURRENT LIABILITIES	961,779	123,031

TOTAL LIABILITIES	961,779	123,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized;
none issued and outstanding at December 31, 2010 and 2009, respectively	-	-

Common stock, $0.001 par value: 150,000,000 shares authorized;
117,552,000 and 72,540,000 issued and outstanding
at December 31, 2010 and 2009, respectively	117,552	72,540

Common stock subscribed: 300,000 shares and none at December 31, 2010;
and at December 31, 2009, respectively	75,000	-

Additional Paid-in capital	7,396,538	(60,450)
Accumulated deficit	(8,527,438)	(133,182)

TOTAL STOCKHOLDERS' DEFICIT	(938,348)	(121,092)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,431	$1,939

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009
AND FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH DECEMBER 31, 2010

			December 21, 1992
			(Inception) to
	2010	2009	December 31, 2010
REVENUE
Revenue	$—	$288	$1,275
Total revenue	—	288	1,275
OPERATING EXPENSES
Amortization		5,416	11,972
Selling, general and administrative expenses	477,181	12,808	568,950
Total operating expenses	477,181	18,224	580,922

Operating loss	(477,181)	(17,936)	(579,647)

Other Income (expense)
Interest expense	(6,794)	(1,770)	(9,752)
Amortization of discount on convertible debt	(20,212)		(20,212)
Loss on Impairment of goodwill and equipment	(7,890,069)	(7,221)	(7,907,597)

Total other income (expense)	(7,917,075)	(8,991)	(7,937,561)

LOSS BEFORE INCOME TAXES	(8,394,256)	(26,927)	(8,517,208)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	(8,394,256)	$(26,927)	(8,517,208)

BASIC NET LOSS PER COMMON SHARE	$(0.07)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	117,552,000	72,540,000

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDER' DEFICIT

FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH DECEMBER 31, 2010

						Common Stock
	Common Stock		Preferred Stock		Additional	Subscribed	Accumulated
	Shares	Amount	Shares	Amount	Paid -In Capital	Not issued	Deficit	Total
December 21, 1992, issue common stock	72,540,000	$72,540			$(60,450)	$-	$(10,230)	$1,860
Net Loss							(1,860)	(1,860)
Balance December 31, 1992	72,540,000	72,540			(60,450)	-	(12,090)	-
Net Loss, December 31, 1993							-	-
Balance December 31, 1993	72,540,000	72,540			(60,450)	-	(12,090)	-
Net Loss, December 31, 1994							-	-
Balance December 31, 1994	72,540,000	72,540			(60,450)	-	(12,090)	-
Net Loss, December 31, 1995							-	-
Balance December 31, 1995	72,540,000	72,540			(60,450)	-	(12,090)	-
Net Loss, December 31, 1996							-	-
Balance December 31, 1996	72,540,000	72,540			(60,450)	-	(12,090)	-
Net Loss, December 31, 1997							-	-
Balance December 31, 1997	72,540,000	72,540			(60,450)	-	(12,090)	-
Net Loss, December 31, 1998							(450)	(450)
Balance December 31, 1998	72,540,000	72,540			(60,450)	-	(12,540)	(450)
Net Loss, December 31, 1999							(22,668)	(22,668)
Balance December 31, 1999	72,540,000	72,540			(60,450)	-	(35,208)	(23,118)
Net Loss, December 31, 2000							(8,394)	(8,394)
Balance December 31, 2000	72,540,000	72,540			(60,450)	-	(43,602)	(31,512)
Net Loss, December 31, 2001							(4,888)	(4,888)
Balance December 31, 2001	72,540,000	72,540			(60,450)	-	(48,490)	(36,400)
Net Loss, December 31, 2002							(3,156)	(3,156)
Balance December 31, 2002	72,540,000	72,540			(60,450)	-	(51,646)	(39,556)
Net Loss, December 31, 2003							(85)	(85)
Balance December 31, 2003	72,540,000	72,540			(60,450)	-	(51,731)	(39,641)
Net Loss, December 31, 2004							(2,840)	(2,840)
Balance December 31, 2004	72,540,000	72,540			(60,450)	-	(54,571)	(42,481)
Net Loss, December 31, 2005							(8,415)	(8,415)
Balance December 31, 2005	72,540,000	72,540			(60,450)	-	(62,986)	(50,896)
Net Loss, December 31, 2006							(4,387)	(4,387)
Balance December 31, 2006	72,540,000	72,540			(60,450)	-	(67,373)	(55,283)
Net Loss, December 31, 2007							(5,280)	(5,280)
Balance December 31, 2007	72,540,000	72,540			(60,450)	-	(72,653)	(60,563)
Net Loss, December 31, 2008							(33,602)	(33,602)
Balance December 31, 2008	72,540,000	72,540			(60,450)	-	(106,255)	(94,165)
Net Loss , December 31, 2009							(26,927)	(26,927)
Balance December 31, 2009	72,540,000	72,540			(60,450)	-	(133,182)	(121,092)

Stock Returned for asset purchase	(32,088,000)	(32,088)			(5,316,495)			(5,348,583)
Stock Issued for asset purchase	76,500,000	76,500			12,673,500			12,750,000
Stock issued for service to former CEO	600,000	600			99,983			100,583
Proceeds for 300,000 shares of common stock subscribed and not issued	-	-				75,000		75,000
Net Loss							(8,394,256)	(8,394,256)

Balance December 31, 2010	117,552,000	$117,552	-	$ -	$7,396,538	$75,000	$(8,527,438)	$(938,348)

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH DECEMBER 31, 2010

			December 21, 1992
	December 31,	December 31,	(Inception) to
	2010	2009	December 31, 2010
Cash flows from operating activities:
Net loss	$(8,394,256)	$(26,927)	$(8,517,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	100,000		100,000
Loss on Impairment	7,890,069	7,221	7,907,597
Amortization of discount on convertible debt and debt issuance costs	20,212	5,416	20,212
Stock-based compensation	3,000	—	3,000
Amortization	—	—	11,972
Changes in operating assets and liabilities:
Accounts receivable	128	46
Accrued Interest - related party	(2,958)	1,770	—
Accounts payable	180,092	—	180,092

Net cash used in operating activities	(203,713)	(12,474)	(294,335)

Cash Flows from Investing Activities			(29,500)
Investment in oil and gas interests			(29,500)
Net cash used in investing activities

Cash flows from financing activities:
Issuance of common stock			1,860
Proceeds from issuance of subscribed stock	75,000	—	75,000
Proceeds from officer advances	0	12,227	90,573
Proceeds from note payable-related party			29,500
Proceeds from note payable	150,333	—	150,333

Net cash provided by financing activities	225,333	12,227	347,266

Net increase in cash and cash equivalents	21,620	248	23,431

Cash and cash equivalents at beginning of period	1,811	1,563

Cash and cash equivalents at end of period	23,431	$1,811	$23,431

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities

Impairment of oil and gas interest	0	(7,441)

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1. DESCRIPTION OF BUSINESS

Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our “) was incorporated in the state of Nevada on December 21, 1992, to engage in the lease, acquisition, exploration and development of interests in natural resource properties such as those involving oil and gas interests. The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered an exploratory stage company

Our business plan has been to lease, acquisition, exploration and development of interests in natural resource properties since our inception.

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, we had an accumulated deficit of $8,527,438 and a working capital deficit of approximately $938,348. During the year ended December 31, 2010, we incurred a loss of $8,394,256. We had no significant revenues or earnings from operations.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers

Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Pursuant to guidance in Topic 605, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of year ended or less to be cash equivalents.  Cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Mine Exploration and Development Costs

All exploration costs are expensed as incurred. Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Mineral Properties

Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized.  If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2010, management has determined that it would impair the mining claim located in Arizona to zero.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.  The company impaired is mining claim and recorded an impairment of $163,000.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Asset retirement obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The company impaired its mining claim and recorded an impairment of $163,000 and $125,000 in mining interest.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

The company impaired its goodwill and recorded an impairment of $7,602,000.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Tampa, Florida.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Fair Value of Financial Instruments

The company financial instruments consist primarily of cash, affiliate receivable, settlement receivable, accounts payable and accrued expenses and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based measurements.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Recent Accounting Updates

Updates issued and adopted

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies.  ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants.  ASC 105 became effective for interim or annual periods ending after September 15, 2009.  ASC 105 does not have a material impact on the Company’s financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”).  The pronouncement modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of ASC 855 in September 30, 2009, in accordance with the effective date.

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements  and believes that, with the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s results of operations, financial position or cash flow.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share at December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009
Losses available for common shareholders	(8,394,256)	(26,927)

Weighted average common shares outstanding	117,552,000	72,540,000
Basic loss per share	(.07)	.00
Net loss per share is based upon the weighted average shares of common stock outstanding

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5. CHLORIDE COPPER PROJECT – BUSINESS COMBINATION

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

The purchase price was $7,505,529 which, pursuant to the Purchase Agreement, The purchase price included the issuance of 12,750,000 (pre-split) and 76,500,000 (post-split) shares of common stock by the Company to Medina or its assignees, return of 5,348,000 (pre-split) and 32,088,000 (post-split) by Black Diamond and the payment of $125,000 to the original seller of certain equipment where the Chloride Copper Mine is located, as designated by Medina in the Purchase Agreement. The purchase price was determined based on the Company's analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $.16 per share represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement.  The Company recognized goodwill of $7,602,069 and assumed $384,540 in liabilities, which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable.

The following table summarizes the acquisition with a total purchase price of $507,500:

Mining Property	$163,000
Equipment	$125,000
Liabilities	$(384,540)
Goodwill	$7,602,069
Net Assets	$7,505,529

In addition, pursuant to the Purchase Agreement, Black Diamond Realty Management, LLC returned 32,068,000 (post-split) shares of the Company’s Common Stock, and as a result, a change of our shareholder voting control occurred. The Acquisition formally closed on June 21, 2010. The shares of Common Stock constituting the equity portion of the purchase price were issued on August 9, 2010 to certain assignees of Medina, and although this issuance of shares approximately doubled our outstanding shares of Common Stock, no single person or cohesive group took a controlling interest in our Company as a result of this transaction.

The Company had impairment on the entire purchase price for the Medina Property acquisition and impairment on the Chloride Cooper Project related to fixed assets and mining interests. Impairment was  $7,890,069 was comprised of $7,602,069 write-off of goodwill, $163,000 write-off of mining interests and $125,000 for the write-down of fixed assets. All these assets were acquired and recorded as part of the Chloride Copper Project.

NOTE 6. ACCRUED INTEREST – RELATED PARTY

See Note 7. Note Payable for a discussion regarding our disposition of certain assets as described in the "Assignment, Release and Quit Claim" agreement, pursuant to which we assigned 100% of our right, title and interest in and to the oil and gas leases located in Louisiana and Kansas in exchange for the cancellation of the indebtedness evidenced by a promissory note for $29,500 together with accrued interest and for mutual releases as to any claims, liabilities and demands between the Company, our officers and directors and the Assignor and our members.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – NOTE PAYABLE

The Company had the following notes payable outstanding as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Notes payable and accrued interest due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition	$35,578	$-0-

Notes payable due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition	25,000

Notes payable and accrued interest due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition for Fixed assets purchased	129,000

Notes payable with Medina Property Group, LLC Acquired as part of Acquisition of Chloride Copper Project	360,000	-0-

Notes payable with South Concord Corp	30,658	-0-

Notes payable and accrued interest to Asher Enterprises	56,027

Notes payable and accrued interest to Asher Enterprises	32,558	-0-

Total Notes Payable – Current Portion	668,821	-0-

Total Notes Payable – Long-Term Portion	-0-	-0-

Total Notes Payable	668,821	-0-

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

On August 6, 2010, we entered into a $34,527 promissory note, bearing interest at eight percent (8%), due one year from the date of issuance to an investor that made various payments on behalf of the Company, which investor is the sole managing member of Black Diamond Realty Management, LLC. Total due including interest as of December 31, 2010 is $35,578

On August 16, 2010, we entered into a $25,000 promissory note with Black Diamond Realty Management, LLC, bearing interest at zero percent (0%), due one year from the date of issuance. Entire balance of $25,000 is due as of December 31, 2010

See Note 5. Chloride Copper Project – Business Combination for a discussion regarding the Purchase Agreement with Medina.  Pursuant to the Purchase Agreement, the purchase price consisted of the issuance of 76,500,00 shares of our common stock by the Company to Medina and for the payment of $125,000 to the original seller of certain equipment where the Copper Mine is located, which payment was made by Black Diamond Realty Management, LLC on behalf of the Company and in consideration we issued a $125,000 promissory note bearing interest at eight percent (8%) per annum, due one year from the date of issuance.  In connection with the promissory note and as an incentive. Total due including interest as of December 31, 2010 is $129,000.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

In addition to the loan payable for fixed assets the Company, as part of the acquisition, acquired a $360,000 loan payable due to Medina Property Group, LLC. Entire balance of $360,000 is due as of December 31, 2010.

Convertible Note – Related Party

Effective October 13, 2010 the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note – Related Party”), due consisting of a $30,000 convertible promissory note bearing interest at 10% per annum, due September 30, 2011 and of which the holder of shall have the right at any time during the period beginning on the date which is three hundred sixty-five (365) days following the date of the Convertible Note – Related Party and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 50% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note – Related Party to the Company. Total including intrest as of December 31, 2010 is $30,658.

As the effective conversion price of the Convertible Note – Related Party on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount based on the intrinsic value of the beneficial conversion feature of the Convertible Note – Related Party. In accordance with ASC 815-40, the debt discount as a result of the beneficial conversion feature of the Convertible Note – Related Party will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

Convertible Note

Effective October 8, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due July 8, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total including intrest as of December 31, 2010 is $56,027.

As the effective conversion price of the Convertible Note on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount based on the intrinsic value of the beneficial conversion feature of the Convertible Note. In accordance with ASC 815-40, the debt discount as a result of the beneficial conversion feature of the Convertible Note will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

Effective December 23, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $32,500 convertible promissory note bearing interest at 8% per annum, due September 8, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total including intrest as of December 31, 2010 is $32,558..

As the effective conversion price of the Convertible Note on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount based on the intrinsic value of the beneficial conversion feature of the Convertible Note. In accordance with ASC 815-40, the debt discount as a result of the beneficial conversion feature of the Convertible Note will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

Both of the above Convertible Notes are with the same unrelated party.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$20,221	$-	$-	$20,221
	$20,221	$-	$-	$20,221

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2009:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$-0-	$-	$-	$-0-
	$-0-	$-	$-	$-0-

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.

NOTE 9. ADVANCE FROM RELATED PARTY

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Paul W. Andre sold and transferred to the Purchaser, for the sum of one hundred dollars ($100), the receipt and title to the Officer’s Advances of $29,000 owed to Mr. Andre by the Company.

As of June, $90,573 advance payable from prior years was transferred us due to Brian Hebb a related party

NOTE 10. INCOME TAXES

The Company adopted ASC Topic 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $8,527,438 which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances.  Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership changes of more than 50% over a three-year period.  The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009, consist of the following:

	December 31, 2010	December 31, 2009
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$4,481	$43,033
State	-	-
	5,206	43,033
Change in
valuation allowance	(5,206)	(43,033)
Provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2010	December 31, 2009

Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	-%
Valuation allowance	(34.00)%	(34.00)%
Effective tax rate	-%	-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2010	December 31, 2009

Net operating loss carryforward	8,527,438	133,182
Valuation allowance	(8,527,438)	(133,182)

Deferred income tax asset	-	-

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

The Company has a net operating loss carry forward of approximately $8,527,438  available to offset future taxable income through 2030.

NOTE 11. EQUITY

As of December 31, 2010, we were authorized to issue 150,000,000 shares of common stock,  $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

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

Stock Split

Effective June 1, 2010, we amended our Certificate of Incorporation and declared a six (6) share stock split for each one share of the issued and outstanding shares. Total shares to be issued was six to 1. The record date and that date such shares were issued was June 25, 2010. The number of common stock outstanding increased to 117,552,000.

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

On July 14, 2006, our shareholders declared a five and one half (5.5) share dividend for each one share of the issued and outstanding shares. The record date was July 28, 2006; payable July 31, 2006. The number of common stock outstanding increased from 320,000 to 2,015,000.  Prior period information has been restated to reflect the stock dividend on a retroactive basis.

See Note 4. Chloride Copper Project – Business Combination for a discussion of an Asset Purchase Agreement (the “Purchase Agreement”) entered into by the Company together with Medina Property Group LLC, a Florida limited liability company (“Medina”), pursuant to which the Company agreed to purchase 80% of certain assets of Medina known as the Chloride Copper Project and pursuant to which the purchase price consisted of the issuance of 76,500,000 (post-split) and 12,750,000 (pre-split) shares of our common stock, which shares were issued on or about August 9, 2010, to Medina and certain of its designees.  In connection with and pursuant to the terms of the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 (pre-split) and 32,088,000 (post-split) shares of the Company’s Common Stock, which shares were returned on June 23, 2010 and, as a result, a change of our shareholder voting control occurred. The net shared issued for this transactions is 44,412,000 shares. The Company recorded these issuance at the market value of the stock at that time which was $.16 per share. The net value for this issuance was $7,402,000

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares (pre-split) and 600,000 (post-split) shares of the Company’s Common Stock in consideration for his services to the Company which shares of common stock were valued at $.16 based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement and for which the Company recorded a debit to consulting expense in the amount of $100,000.

Effective June 1, 2010, we amended our Certificate of Incorporation and declared a six (6) share stock split for each one share of the issued and outstanding shares. Total shares to be issued was six to 1. The record date and that date such shares were issued was June 25, 2010. The number of common stock outstanding increased to 117,552,000.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

At August 23, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At December 31, 2010 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded a credit to subscribed shares.

Preferred Stock

Prior to the effectiveness of the Amendment to our Articles of Incorporation, we were not authorized to issue preferred stock. We are now authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share, which may be issued from time to time in one or more series by our Board of Directors.  There were no preferred shares outstanding as of the date of this report.  All authorized Preferred Stock will be issued to Harmony Mining S.A. if the Copper Cathode Sale and Purchase Agreement is consummated.

Shares Subscribed, Not Issued

During the year ending December 31, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At December 31, 2010 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded a credit to subscribed shares.

Following is a summary of the subscribed share activity:

	Cash	Total
Balance at December 31, 2009	---	---

Shares subscribed	300,000	300,000
Issuance of subscribed shared

Balance at December 31, 2010	300,000	300,000

Convertible Securities

See Note 10.Subsequent Events for a discussion regarding the issuance of a $30,000 and a $55,000 convertible promissory notes, bearing interest at ten percent (10%) and eight percent (8%), respectively.

We have not granted or issued warrants or options, which would entitle the holder to acquire shares of our common stock.

NOTE 12. SUBSEQUENT EVENTS

We have evaluated subsequent events through April 15, 2011, the date that the financial statements were available to be issued.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Copper Cathode Sale and Purchase Agreement

The Company has entered into that certain Copper Cathode Sale and Purchase Agreement with Harmony Mining SA, a copy of which is Exhibit 10.1 to the Company’s Definitive 14A, filed April 11, 2011.

Amendments to our By-Laws

On January 6, 2011, our board of directors and the holders of a majority of the outstanding shares of our Company entitled to vote approved an amendment to Article II Section 3 of our Bylaws, increasing the authorized number of Directors from three (3) directors to seven (7) directors.

By Board Action of February 22, 2011, and pursuant to Section 2 of Article VIII of the By-Laws, the Company amended and restated Section 2 of Article IV of the By-Laws, as follows:  The annual meeting of the shareholders shall be held on April 20 each year, at the hour of 10:00 a.m., or at such other time on such other day within such month as shall be fixed by the board of directors, for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for any annual meeting of the shareholders, or at any adjournment of such, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as conveniently may be or at such other time on such other day within such month as shall be fixed by the board of directors, for the purpose of electing directors and for the transaction of such other business as may come before the meeting.

On January 13, 2011 the Company issued Patrick Champney, our Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The shares of common stock will valued at based on the value of the associated underlying shares of the Company’s common stock as per the trading price of issuance.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The shares of common stock will  be valued at based on the value of the associated underlying shares of the Company’s common stock as per the trading price of issuance.

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The shares of common stock will  be valued at based on the value of the associated underlying shares of the Company’s common stock as per the trading price of issuance.

On January 24, 2011 the Company issued Cella Lange and Cella, LLP an attorney for the Company, 200,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The shares of common stock will  be valued at based on the value of the associated underlying shares of the Company’s common stock as per the trading price of issuance.

On January 24, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company and terms for his appointment as Chief Financial Officer.  The shares of common stock will be valued at based on the value of the associated underlying shares of the Company’s common stock as per the trading price of issuance.