Form 10-Q
period 2011-03-31
SIERRA RESOURCE GROUP INC
filed 2011-05-17
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2011 the issuer had 120,244,751 issued shares of Common Stock, $0.001 par value.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed financial statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Removed and Reserved	25
Item 5.	Other Information	26
Item 6	Exhibits

SIGNATURES		27

CERTIFICATIONS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed financial statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,610	$23,431
Accounts receivable, net		-
TOTAL CURRENT ASSETS	16,610	23,431

TOTAL ASSETS	$16,610	$23,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$199,411	$182,173
Conversion option liabilities	23,698	20,212
Officer advances	90,573	90,573
Note payables - related party	370,665	308,821
Note payable	360,000	360,000

TOTAL CURRENT LIABILITIES	1,044,347	961,779

TOTAL LIABILITIES	1,044,347	961,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized;
none issued and outstanding at March 31, 2011 and December 31, 2010, respectively		-

Common stock, $0.001 par value: 150,000,000 shares authorized;
118,982,000 and 117,552,000 issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	118,982	117,552

Common stock subscribed: 300,000 shares and 300,000 shares at
March 31, 2011 and December 31, 2010 respectively	75,000	75,000

Additional Paid-in capital	7,809,808	7,396,538
Accumulated deficit	(9,031,527)	(8,527,438)

TOTAL STOCKHOLDERS' DEFICIT	(1,027,737)	(938,348)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,610	$23,431

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		December 21, 1992
	March 31,		(Inception) to
	2011	2010	March 31, 2011
REVENUE
Revenue	$—	$—	$1,275
Total revenue	—	—	1,275
OPERATING EXPENSES
Amortization		—	11,972
Selling, general and administrative expenses	493,759	15	1,062,709
Total operating expenses	493,759	15	1,074,681

Operating loss	(493,759)	(15)	(1,073,406)

Other Income (expense)
Interest expense	(6,844)	—	(16,596)
Amortization of discount on convertible debt	(3,486)		(23,698)
Loss on Impairment of goodwill and equipment	—	—	(7,907,597)

Total other income (expense)	(10,330)	—	(7,947,891)

LOSS BEFORE INCOME TAXES	(504,089)	(15)	(9,021,297)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	(504,089)	$(15)	(9,021,297)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	118,733,236	12,090,000

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		December 21, 1992
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(504,089)	$(15)	$(9,021,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	414,700		517,700
Loss on Impairment	—	—	7,907,597
Amortization of discount on convertible debt and debt issuance costs	3,486	—	23,698
Amortization	—	—	11,972
Changes in operating assets and liabilities:	—	—
Accounts receivable	—	—
Accrued Interest - related party	6,844	—	6,844
Accounts payable	17,238	—	197,330

Net cash used in operating activities	(61,821)	(15)	(356,156)

Cash Flows from Investing Activities
Investment in oil and gas interests	—	—	(29,500)
Net cash used in investing activities	—	—	(29,500)

Cash flows from financing activities:
Issuance of common stock			1,860
Proceeds from issuance of subscribed stock	—	—	75,000
Proceeds from officer advances	—	—	90,573
Proceeds from note payable-related party	55,000		84,500
Proceeds from note payable	—	—	150,333

Net cash provided by financing activities	55,000	0	402,266

Net increase in cash and cash equivalents	(6,821)	(15)	16,610

Cash and cash equivalents at beginning of period	23,431	1,811

Cash and cash equivalents at end of period	16,610	$1,796	$16,610

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities

Impairment of oil and gas interest	---	(32,330)

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our “) was incorporated in the state of Nevada on December 21, 1992, to engage in the lease, acquisition, exploration and development of interests in natural resource properties such as those involving oil and gas interests. The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered an exploratory stage company.

Our business plan since inception has been to lease, acquire, explore and develop interests in natural resource properties.

NOTE 2. GOING CONCERN ISSUES

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011, we had an accumulated deficit of $9,048,242 and a working capital deficit of approximately $1,044,452. During the three months ended March 31, 2011, we incurred a loss of $504,089. We had no significant revenues or earnings from operations.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its condensed financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the condensed financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of condensed financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Exploration Stage Enterprise

The Company's condensed financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its condensed financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to Topic 26 are required to label their condensed financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers.

Revenue includes sales value received for our principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Pursuant to guidance in Topic 605, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets such asthe London Bullion Market, an active and freely traded commodity market for both gold and silver in an identical form to the product sold.

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

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period	Depreciation/ Amortization Period
Furniture and Fixture	3 years	3 Years
Office equipment	3 years	3 Years
Leasehold improvements	5 years	5 Years

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.  The Company impaired its mining claim and recorded an impairment of $163,000 during the year ended December 31, 2010.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company impaired its mining claim and recorded an impairment of $163,000 and $125,000 in mining interest during the year ended December 31, 2010.

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

The Company impaired its goodwill and recorded an impairment of $7,602,000  during the year ended December 31, 2010.

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

We have adopted “Accounting for Uncertainty in Income Taxes”. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of ASC 740-10-25 had no effect on our condensed financial statements.

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

·
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Updates

Updates issued and adopted

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification™ (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

	March 31, 2011	March 31, 2010
Losses available for common shareholders	$(520,803)	$(15)

Weighted average common shares outstanding	118,773,236	12,090,000
Basic loss per share	$(0.00)	$(0.00)

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

The purchase price was $7,505,529 which, pursuant to the Purchase Agreement,  included the issuance of 12,750,000 (pre-split) and 76,500,000 (post-split) shares of common stock by the Company to Medina or its assignees, return of 5,348,000 (pre-split) and 32,088,000 (post-split) by Black Diamond and the payment of $125,000 to the original seller of certain equipment where the Chloride Copper Mine is located, as designated by Medina in the Purchase Agreement. The purchase price was determined based on the Company's analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $.16 per share represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement.  The Company recognized goodwill of $7,602,069 and assumed $384,540 in liabilities, which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable.

The following table summarizes the acquisition with a total purchase price of $7,505,529

Mining Property	$163,000
Equipment	125,000
Liabilities	(384,540)
Goodwill	7,602,069
Net Assets	$7,505,529

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

The Company had impairment on the entire purchase price for the Medina Property acquisition and impairment on the Chloride Cooper Project related to fixed assets and mining interests. Impairment was $7,890,069, comprised of $7,602,069 write-off of goodwill, $163,000 write-off of mining interests and $125,000 for the write-down of fixed assets during the year ended December 31, 2010. All these assets were acquired and recorded as part of the Chloride Copper Project.

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

NOTE 7 – NOTE PAYABLE

The Company had the following notes payable outstanding as of March 31, 2011 and December 31, 2010:
	March 31, 2011	December 31, 2010
Notes payable and accrued interest due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition	$36,290	$35,578

Notes payable due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition	25,000	25,000

Notes payable and accrued interest due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition for Fixed assets purchased	131,580	129,000

Notes payable with Medina Property Group, LLC Acquired as part of Acquisition of Chloride Copper Project	360,000	360,000

Notes payable with South Concord Corp	31,424	30,658

Notes payable and accrued interest to Asher Enterprises	57,148	56,027

Notes payable and accrued interest to Asher Enterprises	33,209	32,558

Notes payable and accrued interest to Asher Enterprises	56,014	-0-

Total Notes Payable – Current Portion	730,665	668,821

Total Notes Payable – Long-Term Portion	-0-	-0-

Total Notes Payable	$730,665	$668,821

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

On August 6, 2010, we entered into a $34,527 promissory note, bearing interest at eight percent (8%), due one year from the date of issuance to an investor that made various payments on behalf of the Company, which investor is the sole managing member of Black Diamond Realty Management, LLC. Total due including interest as of March 31, 2011 and December 31, 2010 is $36,290 and 35,578, respectively.

On August 16, 2010, we entered into a $25,000 promissory note with Black Diamond Realty Management, LLC, bearing interest at zero percent (0%), due one year from the date of issuance. Entire balance of $25,000 was due as of March 31, 2011 and December 31, 2010, respectively.

See Note 5. Chloride Copper Project – Business Combination for a discussion regarding the Purchase Agreement with Medina.  Pursuant to the Purchase Agreement, the purchase price consisted of the issuance of 76,500,00 shares of our common stock by the Company to Medina and its assignees and for the payment of $125,000 to the original seller of certain equipment where the Copper Mine is located, which payment was made by Black Diamond Realty Management, LLC on behalf of the Company and in consideration we issued a $125,000 promissory note bearing interest at eight percent (8%) per annum, due one year from the date of issuance.  In connection with the promissory note and as an incentive. Total due including interest as of March 31, 2011 and December 31, 2010 is $131,580 and $129,000, respectively.

In addition to the loan payable for fixed assets the Company, as part of the acquisition, acquired a $360,000 loan payable due to Medina Property Group, LLC. Entire balance of $360,000 is due as of March 31, 2011 and  December 31, 2010, respectively .

Convertible Note – Related Party

Effective October 13, 2010 the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note – Related Party”), due consisting of a $30,000 convertible promissory note bearing interest at 10% per annum, de September 30, 2011 and of which the holder of shall have the right at any time during the period beginning on the date which is three hundred sixty-five (365) days following the date of the Convertible Note – Related Party and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 50% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note – Related Party to the Company. Total including interest as of March 31, 2011 and December 31, 2010 is $31,424 and $30,658, respectively.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

Convertible Note

Effective October 8, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due July 8, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total including interest as of March 31, 2011 and December 31, 2010 is $57,148 and $56,027, respectively.

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

Effective December 23, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $32,500 convertible promissory note bearing interest at 8% per annum, due September 8, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total including interest as of March 31, 2011 and December 31, 2010 is $33,209 and $32,558, respectively.

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

Effective January 7, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due January 7, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of March 31, 2011 and December 31, 2010 was is $56,014 and none, respectively.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

The three above Convertible Notes are with the same unrelated party.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of March 31, 2011:

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liabilities	$23,698	$-	$-	$23,698
	$23,698	$-	$-	$23,698

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Conversion option liabilities	$20,221	$-	$-	$20,221
	$20,221	$-	$-	$20,221

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

NOTE 9. ADVANCE FROM RELATED PARTY

As of March 31, 2011 and December 31, 2011, an advance payable of $90,573 was due to Brian Hebb, a related party.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $9,031,527 which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances.  Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, cumulative ownership changes of more than 50% over a three-year period.  The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

 The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and quarter ended March 31, 2011, consist of the following:
Current:	March 31, 2011	December 31, 201
Federal	$-	$-
State	-	-
Deferred:
Federal	$163,000	$5,206
State	25,000	-
	188,000	5,206
Change in valuation allowance	(188,000)	(5,206)
Provision for income taxes, net	$-	$-

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31, 2010	March 31, 2011

Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%
Valuation allowance	(39.50)	(39.50)%
Effective tax rate	--%	-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	MARCH 31, 2011	DECEMBER 31, 2010

Net operating loss carryforward	9,031,527	8,527,438
Valuation allowance	(9,031,527)	(8,527,438)
Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $9,031,527available to offset future taxable income through 2030.

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

Stock Split

Effective June 1, 2010, we amended our Certificate of Incorporation and declared a six (6) share stock split for each one share of the issued and outstanding shares. Total shares to be issued was six to 1. The record date and that date such shares were issued was June 25, 2010. The number of common stock outstanding increased to 117,552,000 as of December 31, 2010.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

See Note 4. Chloride Copper Project – Business Combination for a discussion of an Asset Purchase Agreement (the “Purchase Agreement”) entered into by the Company together with Medina Property

Group LLC, a Florida limited liability company (“Medina”), pursuant to which the Company agreed to purchase 80% of certain assets of Medina known as the Chloride Copper Project and pursuant to which the purchase price consisted of the issuance of 76,500,000 (post-split) and 12,750,000 (pre-split) shares of our common stock, which shares were issued on or about August 9, 2010, to Medina and certain of its designees.  In connection with and pursuant to the terms of the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 (pre-split) and 32,088,000 (post-split) shares of the Company’s Common Stock, which shares were returned on June 23, 2010 and, as a result, a change of our shareholder voting control occurred. The net shares issued for this transaction was 44,412,000 shares. The Company recorded this issuance at the market value of the stock at that time which was $.16 per share. The net value for this issuance was $7,402,000

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares (pre-split) and 600,000 (post-split) shares of the Company’s Common Stock in consideration for his services to the Company which shares of common stock were valued at $0.16 based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement and for which the Company recorded a debit to consulting expense in the amount of $100,000.

Effective June 1, 2010, we amended our Certificate of Incorporation and declared a six share stock split for each one share of the issued and outstanding shares. Total shares issued was six shares of common shares issued to 1 common share held at the time of the split. The record date, and that date shares were issued, was June 25, 2010. The number of common stock outstanding increased to 117,552,000 as of December 31, 2010.

At August 23, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At March 31, 2011 and December 31, 2010 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded to the transaction as  subscribed shares not issued.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Preferred Stock

Prior to the effectiveness of the Amendment to our Articles of Incorporation, we were not authorized to issue preferred stock. We are now authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share, which may be issued from time to time in one or more series by our Board of Directors.  There were no preferred shares outstanding as of the date of this report.  We anticipate that all authorized Preferred Stock will be issued to Harmony Mining S.A. pursuant to the Copper Cathode Sale and Purchase Agreement.

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

Following is a summary of the subscribed share activity:

	Cash	Total
Balance at December 31, 2010	$300,000	$300,000

Shares subscribed	--	--

Issuance of subscribed shares

Balance at March 31, 2011	$300,000	$300,000

We have not granted or issued warrants or options, which would entitle the holder to acquire shares of our common stock.

On January 13, 2011 the Company issued Patrick Champney, our Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The Company recorded compensation expense of $253,400 which was based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses of $55,200 which was based on the market trading value of the shares on the date of issuance.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses of $4,600 which was based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Cella Lange and CellaLLP an attorney for the Company, 200,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses of $80,000 which was based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the

Company and terms for his appointment as Chief Financial Officer.  The Company recorded professional expenses of $21,500 which was based on the market trading value of the shares on the date of issuance

Copper Cathode Sale and Purchase Agreement

The Company has entered into that certain Copper Cathode Sale and Purchase Agreement with Harmony Mining SA, a copy of which is Exhibit 10.1 to the Company’s Definitive Schedule 14A, filed April 11, 2011.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our  condensed financial statements and related notes thereto included elsewhere in this quarterly report. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this quarterly report should be read as applying to all related forward-looking statements wherever they appear in this quarterly report.  From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospect, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy; changes in operating expenses; the effect of commodity price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company, adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

As recently announced, the Company has entered into the Copper Cathode Sale and Purchase Agreement that we anticipate will enable the Company to commence operations at the Chloride Copper Mine, in which our Company has an 80% interest, and to begin production and sale of copper cathode as follows:

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

The Agreement includes the issuance of substantial new Company securities, including preferred and a new Class B Common Stock, with resulting significant dilution for our shareholders.  The Company believes the transaction provides a potentially significant opportunity that we anticipate will allow for the development of the Chloride Copper Mine and the platform for future acquisitions.  For a full discussion of the transaction, please see our Definitive Schedule 14A filed with the Securities and Exchange Commission, April 11, 2011, Exhibit 10.1.

While can be no assurance the above transaction will be carried out as planned, we anticipate that the Company may soon be able to move forward with its development of the Chloride Copper Mine and accelerate its strategy to acquire other mining prospects.

Amendments to our By-Laws

On January 6, 2011, our board of directors and the holders of a majority of the outstanding shares of our Company entitled to vote approved an amendment to Article II Section 3 of our Bylaws, increasing the authorized number of Directors from three (3) directors to seven (7) directors

Critical accounting estimates

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

Significant judgment is required in determining income tax provisions and in evaluating tax positions.  We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority.  In the normal course of business, the Company and its subsidiaries are examined by various federal and state tax authorities.  We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes.  We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that give rise to an adjustment become known.  The ultimate outcomes of the examinations of our income tax returns could result in increases or decreases to our recorded tax liabilities, which could affect our financial results

Results of Operations

Net Loss

For the three months ended March 31, 2011 and the year ended March 31, 2010, we had a net loss of approximately $504,000 and $15, respectively. The increase in loss is mainly the result of expenses related to the costs of operating as a public entity. $414,700 of the costs was stock issued to professionals for services rendered.

Liquidity and Capital Resources

We had working capital deficit of approximately $1,028,000 and $938,348 at March 31, 2011 and December 31, 2010, respectively.

The Company believes the financing envisioned by the Copper Cathode Sale and Purchase Agreement may enable it to adequately finance the development of the mine and allow for the furtherance of its growth strategy.  There can be no assurance, however, that this financing or any alternative financing will be obtained.  Absent obtaining financing, there is substantial doubt about our ability to continue as a going concern.

Total Assets were approximately $16,000 at March 31, 2011 compared to $23,000 at December 31, 2010.  The decrease in total assets is exclusively attributed to funds used for working capital during the first quarter related to professional fees of a public company.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $520,000 which are comprised of $340,000 for payroll and labor expenses related to obligation to our current and former CEO and expenses related to our Securities and Exchange Commission filing requirements and $155,000 in professional expenses.

Interest Expense for the three months ended March 31, 2011 and 2010 was $6,844 and zero.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At March 31, 2011 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2011 . There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

PART II

Item 1. Legal Proceedings.

We may be subject to legal proceedings from time to time in the ordinary course of our business. The Company is not currently a party to, nor is any of its property currently the subject of, any material legal proceeding. None of the Company’s directors, officers or affiliates is involved in a proceeding adverse to the Company’s business or has a material interest adverse to the Company’s business.

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

The probability of an individual prospect ever having reserves that can be mined at a profit is remote. Accordingly, if we are unable to operate the Chloride Copper project at a profit, because the deposits may not be of the quality or size that would enable us to make a profit from actual mining activities or because it may not be economically feasible to extract metals from the deposits, and in such case any funds spent on exploration activities will probably be lost, which may result in a loss of part of or your entire investment.

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

Reserve estimates are subject to uncertainty. Estimates are arrived at by using standard acceptable geological techniques, and are based on interpretive geological data obtained from drill holes, sampling techniques, assaying, surveying, and mapping. Feasibility studies are used to derive estimates of cash operating costs based on anticipated tonnage and grades of copper to be mined and processed, predicted configuration of ore bodies, expected recovery rates of metal from copper, operating costs, and other factors. Actual cash operating costs and economic returns may differ significantly from original estimates due to:

●	Fluctuations in current prices of metal commodities extracted from the deposits;
●	Changes in fuel prices and equipment;
●	Labor rates;
●	Changes in permit requirements; and
●	Any one or a combination of these factors may negatively affect the relative certainty or uncertainty of geological reports or reserve estimates.

Our Business depends upon the continued involvement of our Existing Management.

The loss, individually or cumulatively, of Messrs. Stonehouse or Champney may adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. We rely solely upon Messrs, Stonehouse and Champney’s judgment regarding our exploration activities, including whether to acquire, lease, or stake any potential properties and/or mineral interests. We anticipate that our business may become dependent upon other key personnel and/or consultants in the future. We do not presently carry key-man insurance on any of our officers, directors or employees, and cannot predict when or whether we will carry such insurance in the near future. We do not believe that we will be able to operate as originally planned in the event that we lose their services. Before you decide whether to invest in our common stock, you should carefully consider our reliance upon these personnel and that if we lose the benefit of their expertise, your investment may be negatively impacted.

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

We have an accumulated deficit of $9,031,527 as of March 31, 2011, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities with no present financing source identified; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

We need to obtain additional permits, including an aquifer protection permit, renewal applications or permits that pertain to a substantial change to our operations.  Should we fail to do so, we may be: (i) prohibited from mining and/or processing operations; (ii) forced to reduce the scale of or all of our mining operations; or (iii) prohibited or restricted from proceeding with planned exploration or development of mineral properties.

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

Nevada law provides that our directors will not be liable to our Company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation and agreements with our directors and officers require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors or officers caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our Company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

It may be time consuming, difficult and costly for us to develop, implement and maintain the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our condensed financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our condensed financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

It is not possible to foresee all risk factors that may affect us.

There can be no assurance that we will effectively manage and develop the Chloride Copper Mine.  You are encouraged to carefully analyze the risks factors discussed above.

Because we do not have an audit, nominating, or compensation committee, shareholders will have to rely on our board of directors, not all of which are independent, to perform these functions.

We do not have an audit, nominating, and compensation committees and our board of directors, as a whole, will perform these functions. There is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions, and that such decisions may favor the interest of our management over our shareholders or the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

See Note 4 of the unaudited Condensed financial statements, Chloride Copper Project, for a discussion of an Asset Purchase Agreement (the “Purchase Agreement”) entered into by the Company together with Medina Property Group LLC, a Florida limited liability company (“Medina”), pursuant to which the Company agreed to purchase 80% of certain assets of Medina known as the Chloride Copper Project and pursuant to which the purchase price consisted of the issuance of 12,750,000 shares of our common stock by the Company to Medina and its assignees, which shares were issued on August 9, 2010.  In connection with and pursuant to the terms of the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 shares of the Company’s Common Stock, which shares were returned on June 23, 2010. The 12,750,000 shares issued pursuant to the Purchase Agreement to Medina represented approximately 65% of our common stock shares outstanding upon issuance and, as a result, a change of our shareholder voting control occurred.

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company.

On January 13, 2011 the Company issued Patrick Champney, our Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The Company recorded compensation expense of $253,400 which was based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses of $55,200 which was based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses of $4,600 which was based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Cella Lange and CellaLLP an attorney for the Company, 200,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses of $80,000 which was based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the

Company and terms for his appointment as Chief Financial Officer.  The Company recorded professional expenses of $21,500 which was based on the market trading value of the shares on the date of issuance

The above offering and sale was made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our Company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

We are not in default in the payment of principal, interest, asking or purchase fund installment or other default with respect to any indebtedness.

Item 4.  Removed and Reserved

Item 5.  Other Information.

None

Item 6.  Exhibits

Number	Description

31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA RESOURCE GROUP, INC.

Date: May 17, 2011	By:	/s/ Patrick Champney
Patrick Champney
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: May 17, 2011	By:	/s/ Brad Hacker
Brad Hacker
Chief Financial Officer