Form 10-Q
period 2011-06-30
SIERRA RESOURCE GROUP INC
filed 2011-08-22
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [x] Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        [  ]  Yes   [X ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       [  ] Yes   [  x]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 10, 2011 the issuer had 145,629,211 issued shares of Common Stock, $0.001 par value.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Condensed financial statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4T. Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3. Defaults Upon Senior Securities	56
Item 4. Removed and Reserved	56
Item 5. Other Information Item 6 Exhibits	54

SIGNATURES	59

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed financial statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,802	$23,431
Accounts receivable, net		-
TOTAL CURRENT ASSETS	12,802	23,431

TOTAL ASSETS	$12,802	$23,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$153,530	$182,173
Conversion option liabilities	67,757	20,212
Officer advances	90,573	90,573
Note payables - related party	391,604	308,821
Note payable	360,000	360,000

TOTAL CURRENT LIABILITIES	1,063,464	961,779

TOTAL LIABILITIES	1,063,464	961,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized;
none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-

Class A Common stock, $0.001 par value: 250,000,000 shares authorized;
130,295,877 and 117,552,000 issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	130,296	117,552
Class B Common stock, $0.001 par value: 200,000,000 shares authorized;
Zero shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock subscribed: 300,000 shares and 300,000 shares at
March 31, 2011 and December 31, 2010 respectively	75,000	75,000

Additional Paid-in capital	8,335,693	7,396,538
Accumulated deficit	(9,591,651)	(8,527,438)
TOTAL STOCKHOLDERS' DEFICIT	(1,050,662)	(938,348)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,802	$23,431

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
	For the Three Months Ended		For the Six Months Ended		December 21, 1992
	June 30,		June 30,		(Inception) to
	2011	2010	2011	2010	June 30, 2011
REVENUE
Revenue	$—	$—	—	—	$1,275
Total revenue	—	—	—	—	1,275
OPERATING EXPENSES
Amortization		—		—	11,972
Selling, general and administrative expenses	300,963	80,127	794,722	80,142	1,403,866
Total operating expenses	300,963	80,127	794,722	80,142	1,415,838

Operating loss	(300,963)	(80,127)	(794,722)	(80,142)	(1,414,563)

Other Income (expense)
Interest expense	(197,605)	(37,500)	(204,449)	(37,500)	(204,449)
Amortization of discount on convertible debt	(61,556)		(65,042)		(65,042)
Loss on Impairment of goodwill and equipment	—	—	—	—	(7,907,597)

Total other income (expense)	(259,161)	(37,500)	(269,491)	(37,500)	(8,177,088)

LOSS BEFORE INCOME TAXES	(560,124)	(117,627)	(1,064,213)	(117,642)	(9,591,651)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(560,124)	$(117,627)	(1,064,213)	(117,642)	(9,591,651)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	123,365,087	18,073,670	121,049,161	15,098,365

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		December 21, 1992
	June 30,		(Inception) to
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,064,213)	$(117,642)	$(9,591,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	709,033	3,000	809,303
Accrued Liability from Acquisition		(24,540)	(24,540)
Interest Expense	204,449	37,500	241,949
Loss on Impairment	—	—	7,907,597
Amortization of discount on convertible debt and debt issuance costs	47,545	—	67,757
Amortization	—	—	11,972
Changes in operating assets and liabilities:	—	—
Accounts receivable	—	—
Other Accrued Liabilities		17,844
Accrued Interest - related party	33,700	—	33,700
Accounts payable	(28,643)	47,500	151,449

Net cash used in operating activities	(98,129)	(36,338)	(392,464)

Cash Flows from Investing Activities
Conversion of Note Payable	(32,500)		(32,500)
Investment in oil and gas interests	—	—	(29,500)
Net cash used in investing activities	(32,500)	—	(62,000)

Cash flows from financing activities:
Issuance of common stock			1,860
Proceeds from issuance of subscribed stock	—	—	75,000
Proceeds from officer advances	—	—	90,573
Proceeds from note payable-related party	120,000	34,527	149,500
Proceeds from note payable	—	—	150,333

Net cash provided by financing activities	120,000	34,527	467,266

Net increase in cash and cash equivalents	(10,629)	(1,811)	12,802

Cash and cash equivalents at beginning of period	23,431	1,811	0

Cash and cash equivalents at end of period	12,802	$0	$12,802

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities
Effect of Assignment and Quit Claim of Oil and Gas Leases	—	(32,330)
Investment in equipment	—	125,000
Investments in mining interests	-	767,040

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
        (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our “) was incorporated in the state of Nevada on December 21, 1992, to engage in the lease, acquisition, exploration and development of interests in natural resource properties such as those involving oil and gas interests. The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered an exploratory stage company

Our business plan since inception has been to lease, acquire, explore and develop interests in natural resource properties..

NOTE 2.GOING CONCERN ISSUES

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011, we had an accumulated deficit of $9,591,651 and a working capital deficit of approximately $1,050,662. During the six months ended June 30, 2011, we incurred a loss of $1,064,213. We had no significant revenues or earnings from operations.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers.

Revenue includes sales value received for our principal product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Pursuant to guidance in Topic 605, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets such as the London Bullion Market, an active and freely traded commodity market for both gold and silver in an identical form to the product sold.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 30, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The standard provides a consistent definition of fair value, which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based measurements.

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
 Recent Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

• The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

• An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

• An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

• Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - NET LOSS PER SHARE The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.	June 30, 2011	June 30, 2010
Losses available for common shareholders	$(1,064,213)	$(117,642)
Weighted average common shares outstanding	121,049,161	15,098,365
Basic loss per share	$(0.01)	$(0.01)

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
NOTE 7 – NOTE PAYABLE

The Company had the following notes payable outstanding as of June 30, 2011 and December 31, 2010:
	June 30, 2011	December 31, 2010
Notes payable and accrued interest due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition	$37,001	$35,578

Notes payable due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition	25,000	25,000

Notes payable and accrued interest due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition for Fixed assets purchased	134,160	129,000

Notes payable with Medina Property Group, LLC Acquired as part of Acquisition of Chloride Copper Project	360,000	360,000

Notes payable with South Concord Corp	32,191	30,658

Notes payable and accrued interest to Asher Enterprises-Converted May-June 2011	-0-	56,027
Notes payable and accrued interest to Asher Enterprises –December 2010	33,860	32,558

Notes payable and accrued interest to Asher Enterprises –January 2011	57,127	-0-

Notes payable and accrued interest to Asher Enterprises -May 2011	32,876	-0-

Notes Payable and accrued interest to Blackpool Capital-May 2011	6,725	-0-

Notes payable and accrued interest to Asher Enterprises –June 2011	32,659	-0-
Total Notes Payable – Current Portion	751,604	668,821
Total Notes Payable – Long-Term Portion	-0-	-0-
Total Notes Payable	$751,604	668,821

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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

On August 6, 2010, we entered into a $34,527 promissory note, bearing interest at eight percent (8%), due one year from the date of issuance to an investor that made various payments on behalf of the Company, which investor is the sole managing member of Black Diamond Realty Management, LLC. Total due including interest as of June 30, 2011 and December 31, 2010 is $37,001 and 35,578, respectively.

On August 16, 2010, we entered into a $25,000 promissory note with Black Diamond Realty Management, LLC, bearing interest at zero percent (0%), due one year from the date of issuance. Entire balance of $25,000 was due as of June 30, 2011 and December 31, 2010, respectively.

See Note 5. Chloride Copper Project – Business Combination for a discussion regarding the Purchase Agreement with Medina.  Pursuant to the Purchase Agreement, the purchase price consisted of the issuance of 76,500,00 shares of our common stock by the Company to Medina and its assignees and for the payment of $125,000 to the original seller of certain equipment where the Copper Mine is located, which payment was made by Black Diamond Realty Management, LLC on behalf of the Company and in consideration we issued a $125,000 promissory note bearing interest at eight percent (8%) per annum, due one year from the date of issuance.  In connection with the promissory note and as an incentive. Total due including interest as of June 30, 2011 and December 31, 2010 is $134,160 and $129,000, respectively.

In addition to the loan payable for fixed assets the Company, as part of the acquisition, acquired a $360,000 loan payable due to Medina Property Group, LLC. Entire balance of $360,000 is due as of June 30, 2011 and  December 31, 2010, respectively.

Convertible Note – Related Party

Effective October 13, 2010 the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note – Related Party”), due consisting of a $30,000 convertible promissory note bearing interest at 10% per annum, de September 30, 2011 and of which the holder of shall have the right at any time during the period beginning on the date which is three hundred sixty-five (365) days following the date of the Convertible Note – Related Party and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 50% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note – Related Party to the Company. Total including interest as of June 30, 2011 and December 31, 2010 is $32,191 and $30,658, respectively.

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

Convertible Notes

Effective September 3, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due July 1, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total including interest as of June 30, 2011 and December 31, 2010 is $-0- and $56,027, respectively.

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

Effective December 23, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $32,500 convertible promissory note bearing interest at 8% per annum, due September 8, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total including interest as of June 30, 2011 and December 31, 2010 is $33,860 and $32,558, respectively.

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

Effective January 7, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due January 7, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of June 30, 2011 and December 31, 2010 was  is $57,127 and none, respectively.

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

Effective May 17, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $6,700 convertible promissory note bearing interest at 8% per annum, due May 17, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of June 30, 2011 and December 31, 2010 was  is $6,725 and none, respectively.

As the effective conversion price of the Convertible Note on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount based on the intrinsic value of the beneficial conversion feature of the Convertible Note. In accordance with ASC 815-40, the debt discount as a result of the beneficial conversion feature of the Convertible Note will be amortized as non-cash interest expense over the term of the debt using the effective interest method

Effective May 9, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $30,000 convertible promissory note bearing interest at 8% per annum, due May 9, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of June 30, 2011 and December 31, 2010 was  is $32,876 and none, respectively.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

Effective June 17, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $30,000 convertible promissory note bearing interest at 8% per annum, due June 17, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of June 30, 2011 and December 31, 2010 was  is $32,659 and none, respectively.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of June 30, 2011:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$67,757	$-	$-	$67,757
	$67,757	$-	$-	$67,757

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$20,211	$-	$-	$20,212
	$20,212	$-	$-	$20,212

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

NOTE 9. ADVANCE FROM RELATED PARTY

As of June 30, 2011 and December 31, 2010, an advance payable of $90,573 was due to Brian Hebb, a related party.

NOTE 10. INCOME TAXES

The Company adopted ASC Topic 740, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $9,592,000, which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and quarter ended June 30, 2011, consist of the following:

Current:	June 30, 2011	December 31, 2010
Federal	$-	$-
State	-	-
Deferred:
Federal	$343,741	$5,206
State	53,211	-
	396,952	5,206
Change in valuation allowance	(396,952)	(5,206)
Provision for income taxes, net	$-	$-

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	June 30, 2011	December 31, 2010

Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%
Valuation allowance	(39.50)	(39.50)%
Effective tax rate	-0-%	-0-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	JUNE 30, 2011	DECEMBER 31, 2010

Net operating loss carryforward	9,592,000	8,527,438
Valuation allowance	(9,592,000)	(8,527,438)
Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $9,592,000 available to offset future taxable income through 2030.

NOTE 11. EQUITY

As of June 30, 2011, we were authorized to issue 450,000,000 shares of common stock,  $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. The Common stock is divided into two class. The common stock of the Company was divided into two classes of common stock and designated 250,000,000 shares to the Class A common stock and 200,000,000 shares to the Class B common stock.

Common Stock

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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

On June 1, 2010, the Company amended its Articles of Incorporation, increasing the number of authorized shares of capital stock, par value $0.001, from 25,000,000 shares to 160,000,000, of which 150,000,000 shares were designated as common stock and 10,000,000 shares were designated as “blank check” preferred stock  pursuant to the Definitive Schedule 14C filed by the Company on May 11, 2010. On March 21, 2011, the Company filed its Definitive Schedule 14C authorizing the increase of its authorized shares of capital stock, par value $0.001, from 150,000,000 shares to 260,000,000 shares, of which 250,000,000 shares were to be designated as common stock and 10,000,000 shares were still designated as “blank check” preferred stock. However, the Company did not file the amendment with the Nevada Secretary of State, so the number of authorized shares of capital stock remained 160,000,000 shares, par value $0.001.

Effective June 1, 2010, we amended our Certificate of Incorporation and declared a six (6) share stock split for each one share of the issued and outstanding shares. Total shares to be issued was six to 1. The record date and that date such shares were issued was June 25, 2010.

On June 17, 2011, the Company amended its Articles of Incorporation, increasing the number of authorized shares of capital stock, par value $0.001, from 160,000,000 shares to 460,000,000, of which 450,000,000 shares were designated as common stock and 10,000,000 shall be designated preferred stock par value $.001 per share.

The common stock of the Company was divided into two classes of common stock and designated 250,000,000 shares to the Class A common stock and 200,000,000 shares to the Class B common stock. The holders of common stock shall vote together as a class; however, every holder of the outstanding shares of the Class A common stock shall be entitled to cast one (1) vote for each share of Class A common stock held, while every holder of any outstanding shares of the Class B common stock shall be entitled to cast two (2) votes for each share of Class B common stock held. The amendment does not change the number of shares designated as preferred stock or any other provision governing the preferred stock.

Common Stock Issued

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

At August 23, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At June 30, 2011 and December 31, 2010 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded to the transaction as  subscribed shares not issued.

On January 13, 2011 the Company issued Patrick Champney, our Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The Company recorded compensation expense based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses, which was based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Cella Lange and Cella LLP an attorney for the Company, 200,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company and terms for his appointment as Chief Financial Officer.  The Company recorded professional expenses based on the market trading value of the shares on the date of issuance

On April 18, 2011 the Company issued Eduardo Munoz an consultant for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services and reimbursement of expenses to the Company.  The Company recorded professional expenses and travel costs based on the market trading value of the shares on the date of issuance.

On May 12, June 6, and June 28, 2011 the Company issued Asher Enterprises a total of 10,163,877 shares of the Company’s Common stock.  The stock was issued in exchange for the conversion of notes payable issued June 2011. The note had a balance due of $55,000 at the time of conversion. See Note 7 for further information on convertible notes. Terms of the conversion were as follows:

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

On May 24, 2011 the Company issued First Capital Partners, Inc. a public relations firm for the Company, 750,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses based on the market trading value of the shares on the date of issuance.

On June 7, 2011 the Company issued Michael Rowland as consultant for the Company, 300,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded professional expenses based on the market trading value of the shares on the date of issuance.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

The Company current has two classes of common stock. Class A consists of  250,000,000 shares of the common stock authorized and has 130, 295,877 outstanding at June 30, 2011. The other is Class B of which  200,000,000 shares are authorized and zero are outstanding at June 30.

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

The above-described transaction has not yet closed and, while the Company remains optimistic that the agreement will be consummated in accordance with its terms, there has been a substantial delay and there is no assurance. The Company is exploring other financing sources while awaiting further developments with Harmony.

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

Following is a summary of the subscribed share activity:

	Cash	Total
Balance at December 31, 2010	$300,000	$300,000
Shares subscribed	--	--
Issuance of subscribed shares
Balance at June 30, 2011	$300,000	$300,000

We have not granted or issued warrants or options, which would entitle the holder to acquire shares of our common stock.

Copper Cathode Sale and Purchase Agreement

The Company entered into that certain Copper Cathode Sale and Purchase Agreement with Harmony Mining SA, a copy is Exhibit 10.1 to the Company’s Definitive Schedule 14A, filed April 11, 2011.

The above-described transaction has not yet closed and, while the Company remains optimistic that the agreement will be consummated in accordance with its terms, there has been a substantial delay and there is no assurance. The Company is exploring other financing sources while awaiting further developments with Harmony.

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

We are also required to assess the reliability of our deferred tax assets.  We evaluate positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets.  Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we would be required to apply a valuation allowance to offset our deferred tax assets in an amount equal to future tax benefits that may not be realized.  We currently do not apply a valuation allowance to our deferred tax assets.  However, if facts and circumstances change in the future, valuation allowances may be required.

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

Net Loss

For the three months ended June 30, 2011 and the three months ended June 30, 2010, we had a net loss of approximately $560,124 and $117,627, respectively. The decrease in loss is mainly the result of expenses related to the costs of operating as a public entity. $27,000 of the costs was stock issued to professionals for services rendered and an additional $197,605 is interest expense related to the issuance and subsequent conversion of convertible notes, $65,000 is for the amortization of derivative liabilities in relation to issuance of convertible notes and $50,000 is for payroll in the quarter.

For the six months ended June 30, 2011 and the six months ended June 30, 2010, we had a net loss of approximately $1,064,213 and $117,642, respectively. The increase in loss is mainly the result of expenses related to the costs of operating as a public entity. $712,034 of the costs was stock issued to professionals for services rendered and an additional $204,449 is interest expense related to the issuance and subsequent conversion of convertible notes.

Liquidity and Capital Resources

We had working capital deficit of approximately $ 1,050,662 and $ 938,348 at June 30, 2011 and December 31, 2010, respectively.

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

Total Assets were approximately $12,803 at June 30, 2011 compared to $23,431 at December 31, 2010.  The decrease in total assets is exclusively attributed to funds used for working capital during the first quarter related to professional fees of a public company.

Selling, general and administrative expenses for the three months ended June 30, 2011 were $300,963 which are comprised of $39,575 for payroll and labor expenses related to obligation to our current and former CEO and expenses related to our Securities and Exchange Commission filing requirements and $290,000 in professional expenses as a result of stock issuance.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $794,722 which are comprised of $163,000 for payroll and labor expenses related to obligation to our current and former CEO and expenses related to our Securities and Exchange Commission filing requirements and $560,000 in professional expenses as a result of stock issuance.

Interest Expense for the three months ended June 30, 2011 and 2010 was $197,605 and $37,500. Increase to due to $197,605 of interest expense related to the issuance and subsequent conversion of convertible notes

Interest Expense for the six months ended June 30, 2011 and 2010 was $204,449 and $37,500. Increase to due to $204,449 of interest expense related to the issuance and subsequent conversion of convertible notes

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At June 30, 2011 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2011 . There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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
• Changes in fuel prices and equipment;
• Labor rates;
• Changes in permit requirements; and
• Any one or a combination of these factors may negatively affect the relative certainty or uncertainty of geological reports or reserve estimates.

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

We have an accumulated deficit of $9,031,527 as of June 30, 2011, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities with no present financing source identified; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Our Copper Mining operations inherently imply certain risks, including:

• Worldwide economic cycles influence prices of base and precious metals.  As economies recede, demand for these commodities may decline, which may negatively impact the supply and demand ratio, causing prices to respond accordingly. The cash flow generated by mining activities is dependent on price levels of the metals produced. Future worldwide economic cycles may cause prices to vary outside assumed parameters in cash flow models, which include certain price assumptions.

• Ore grades vary within ore bodies. Lower grades than predicted might negatively impact cash flow since less metal may be produced from specific ore blocks.
• Our economic performance is dependent upon production of the predicted and planned tonnage and grade from the mine.  Ground conditions in underground mines can cause fluctuation of tonnage production from that planned.  Lower tonnage from that planned would imply less metal production, and would negatively impact cash flow.

• Economic performance of the mining operation is dependent on sales of the mine production. While both base and precious metals are commodities that are sold worldwide, they still must be sold. Failure to maintain an orderly market for the products would cause an interruption to cash flow until the production is sold.

• The regularity of cash flow is dependent upon a regular sales program that we have not finalized.
• Smelting costs fluctuate over time.
• Transportation of concentrates and final metals produced to the market is subject to weather interruption.
• The start date of mining operations may be impacted by delays in the various permits required by government agencies.

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

On January 13, 2011 the Company issued Patrick Champney, our Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The Company recorded compensation expense, which was based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses, which was based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses, which was based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Cella Lange and Cella LLP an attorney for the Company, 200,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses, which was based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the

Company and terms for his appointment as Chief Financial Officer.  The Company recorded professional expenses which was based on the market trading value of the shares on the date of issuance

On April 18, 2011 the Company issued Eduardo Munoz an consultant for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services and reimbursement of expenses to the Company.  The Company recorded professional expenses and travel costs based on the market trading value of the shares on the date of issuance.

On May 12, June 6, and June 28, 2011 the Company issued Asher Enterprises a total of 10,163,877 shares of the Company’s Common stock.  The stock was issued in exchange for the conversion of notes payable issued June 2011. The note had a balance due of $55,000 at the time of conversion. See Note 7 for further information on convertible notes. Terms of the conversion were as follows:

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

On May 24, 2011 the Company issued First Capital Partners, Inc. a public relations firm for the Company, 750,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses based on the market trading value of the shares on the date of issuance.

On June 7, 2011 the Company issued Michael Rowland as consultant for the Company, 300,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded professional expenses based on the market trading value of the shares on the date of issuance.

The above offerings and sale was made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our Company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act of 1933, and agreed to transfer such securities only in a transaction registered under the Securities Act of 1933 or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933or transferred in a transaction exempt from registration under the Securities Act of 1933.

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

SIERRA RESOURCE GROUP, INC.

Date: August 18, 2011	By:	/s/ Patrick Champney
Patrick Champney
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: August 18, 2011	By:	/s/ Brad Hacker
Brad Hacker
Chief Financial Officer