Form 10-Q
period 2011-09-30
SIERRA RESOURCE GROUP INC
filed 2011-11-16
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2011 the issuer had 181,362,545 issued shares of Common Stock, $0.001 par value.

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

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,084	$23,431
Accounts receivable, net		-
TOTAL CURRENT ASSETS	8,084	23,431

TOTAL ASSETS	$8,084	$23,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$179,897	$182,173
Conversion option liabilities	439,127	20,212
Officer advances	90,573	90,573
Subscribed Shares - Not Issued	75,000	75,000
Note payables - related party	386,696	308,821
Note payable	360,000	360,000

TOTAL CURRENT LIABILITIES	1,531,293	1,036,779

TOTAL LIABILITIES	1,531,293	1,036,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized;
none issued and outstanding at March 31, 2011 and December 31, 2010, respectively		-

Class A Common stock, $0.001 par value: 250,000,000 shares authorized;
172,695,879 and 117,552,000 issued and outstanding
at September 30, 2011 and December 31, 2010, respectively	172,696	117,552
Class B Common stock, $0.001 par value: 200,000,000 shares authorized;
Zero shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Additional Paid-in capital	8,621,160	7,396,538
Common stock subscribed, 2,200,000 shares	102,000	-
Accumulated deficit	(10,419,065)	(8,527,438)
TOTAL STOCKHOLDERS' DEFICIT	(1,523,209)	(1,013,348)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,084	$23,431

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		December 21, 1992
	September 30,		September 30,		(Inception) to
	2011	2010	2011	2010	September 30, 2011
REVENUE
Revenue	—	$—	—	—	$1,275
Total revenue	—	—	—	—	1,275
OPERATING EXPENSES
Amortization		—		—	11,972
Selling, general and administrative expenses	301,124	101,775	1,095,846	181,917	1,704,990
Total operating expenses	301,124	101,775	1,095,846	181,917	1,716,962

Operating loss	(301,124)	(101,775)	(1,095,846)	(181,917)	(1,715,687)

Other Income (expense)
Interest expense	(301,160)	(16,567)	(505,609)	(54,067)	(505,609)
Amortization of discount on convertible debt	(225,130)		(290,172)		(290,172)
Loss on Impairment of goodwill and equipment	—	—	—	—	(7,907,597)

Total other income (expense)	(526,290)	(16,567)	(795,781)	(54,067)	(8,703,378)

LOSS BEFORE INCOME TAXES	(827,414)	(118,342)	(1,891,627)	(235,984)	(10,419,065)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(827,414)	$(118,342)	(1,891,627)	(235,984)	(10,419,065)

BASIC NET LOSS PER COMMON SHARE	(0.01)	$(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	157,287,820	117,552,000	133,128,714	49,624,864

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended		December 21, 1992
	September 30,		(Inception) to
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,891,627)	$(235,984)	$(10,419,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	709,033	3,000	809,303
Common stock subscribed for services	102,000	—	102,000
Accrued Liability from Acquisition		9,987	9,987
Interest Expense	360,893	37,500	398,393
Loss on Impairment	—	—	7,907,597
Amortization of discount on convertible debt and debt issuance costs	290,172	—	310,384
Depreciation	—	6,250	11,972
Changes in operating assets and liabilities:	—	—
Accounts receivable	—	—
Other Accrued Liabilities	315,185	24,712	312,558
Accrued Interest - related party	12,573	—	12,573
Accounts payable	(2,276)	52,900	177,816

Net cash used in operating activities	(104,047)	(101,635)	(466,382)

Cash Flows from Investing Activities
Conversion of Note Payable	(100,500)		(32,500)
Investment in oil and gas interests	—	—	(29,500)
Net cash used in investing activities	(100,500)	—	(62,000)

Cash flows from financing activities:
Issuance of common stock			1,860
Proceeds from issuance of subscribed stock	—	75,000	75,000
Proceeds from officer advances	—	—	90,573
Proceeds from note payable-related party	189,200	25,000	218,700
Proceeds from note payable	—	—	150,333

Net cash provided by financing activities	189,200	100,000	536,466

Net increase in cash and cash equivalents	(15,347)	(1,635)	8,084

Cash and cash equivalents at beginning of period	23,431	1,811

Cash and cash equivalents at end of period	8,084	$176	$8,084

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities
Effect of Assignment and Quit Claim of Oil and Gas Leases	—	(32,330)
Investment in equipment	—	125,000
Investments in mining interests	-	767,040

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

NOTE 2.GOING CONCERN ISSUES

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2011, we had an accumulated deficit of $10,419,065 and a working capital deficit of approximately $1,523,209. During the nine months ended September 30, 2011, we incurred a loss of $1,891,627. We had no significant revenues or earnings from operations.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers.

Revenue includes sales value received for our principal product, copper, and associated by-product revenues from the sale of by-product metals consisting primarily of zinc and magnesium. Pursuant to guidance in Topic 605, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets such as the London Bullion Market, an active and freely traded commodity market for both gold and silver in an identical form to the product sold.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 30, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●   The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

●   An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

●   An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

●   Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.
	September 30, 2011	September 30, 2010
Losses available for common shareholders	$(1,891,627)	$(235,984)
Weighted average common shares outstanding	133,128,714	49,624,864
Basic loss per share	$(0.01)	$(0.00)

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)
NOTE 7 – NOTE PAYABLE

The Company had the following notes payable outstanding as of September 30, 2011 and December 31, 2010:
	September 30, 2011	December 31, 2010
Notes payable and accrued interest due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition	$37,001	$35,578

Notes payable due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition	25,000	25,000

Notes payable and accrued interest due to Brian Hebb and Black Diamond Realty Management, LLC. Acquired as part of Medina Acquisition for Fixed assets purchased	134,160	129,000

Notes payable with Medina Property Group, LLC Acquired as part of Acquisition of Chloride Copper Project	360,000	360,000

Notes payable with South Concord Corp	32,191	30,658

Notes payable and accrued interest to Asher Enterprises-Converted May-June 2011	-0-	56,027
Notes payable and accrued interest to Asher Enterprises –December 2010; Converted July 2011	-0-	32,558
Notes payable and accrued interest to Asher Enterprises –January 2011	21,421	-0-

Notes payable and accrued interest to Asher Enterprises -May 2011	33,540	-0-

Notes Payable and accrued interest to Blackpool Capital-May 2011	6,795	-0-

Notes payable and accrued interest to Asher Enterprises –June 2011	33,323	-0-

Notes payable and accrued interest to Asher Enterprises –July 2011	25,506	-0-

Notes payable and accrued interest to Asher Enterprises –September 2011	37,758	-0-
Total Notes Payable – Current Portion	746,696	668,821
Total Notes Payable – Long-Term Portion	-0-	-0-
Total Notes Payable	$746,696	$668,821

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Total due including interest as of September 30, 2011 and December 31, 2010 is $37,001 and 35,578, respectively.

On August 16, 2010, we entered into a $25,000 promissory note with Black Diamond Realty Management, LLC, bearing interest at zero percent (0%), due one year from the date of issuance. Entire balance of $25,000 was due as of September 30, 2011 and December 31, 2010, respectively.

See Note 5. Chloride Copper Project – Business Combination for a discussion regarding the Purchase Agreement with Medina.  Pursuant to the Purchase Agreement, the purchase price consisted of the issuance of 76,500,00 shares of our common stock by the Company to Medina and its assignees and for the payment of $125,000 to the original seller of certain equipment where the Copper Mine is located, which payment was made by Black Diamond Realty Management, LLC on behalf of the Company and in consideration we issued a $125,000 promissory note bearing interest at eight percent (8%) per annum, due one year from the date of issuance.  In connection with the promissory note and as an incentive. Total due including interest as of September 30, 2011 and December 31, 2010 is $134,160 and $129,000, respectively.

In addition to the loan payable for fixed assets the Company, as part of the acquisition, acquired a $360,000 loan payable due to Medina Property Group, LLC. Entire balance of $360,000 is due as of September 30, 2011 and  December 31, 2010, respectively.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Convertible Note – Related Party

Effective October 13, 2010 the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note – Related Party”), due consisting of a $30,000 convertible promissory note bearing interest at 10% per annum, de September 30, 2011 and of which the holder of shall have the right at any time during the period beginning on the date which is three hundred sixty-five (365) days following the date of the Convertible Note – Related Party and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 50% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note – Related Party to the Company. Total including interest as of September 30, 2011 and December 31, 2010 is $32,191 and $30,658, respectively.

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

Convertible Notes

Effective September 3, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due July 1, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total including interest as of September 30, 2011 and December 31, 2010 is $-0- and $56,027, respectively.

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Effective December 23, 2010, the Company entered into a Convertible Promissory Note Agreement (the “Convertible Note”), consisting of a $32,500 convertible promissory note bearing interest at 8% per annum, due September 8, 2011 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total including interest as of September 30, 2011 and December 31, 2010 is $-0- and $32,558, respectively.

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

Effective January 7, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $55,000 convertible promissory note bearing interest at 8% per annum, due January 7, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of September 30, 2011 and December 31, 2010 was  $21,421 after $32,500 of conversions,  and none, respectively.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

This note was amended effective September 21, 2011. The amendment included a change to the conversion price to represent a discount rate of 47% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company.

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

Effective May 17, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $6,700 convertible promissory note bearing interest at 8% per annum, due May 17, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of September 30, 2011 and December 31, 2010 was  $6,795 and none, respectively.

As the effective conversion price of the Convertible Note on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount based on the intrinsic value of the beneficial conversion feature of the Convertible Note. In accordance with ASC 815-40, the debt discount as a result of the beneficial conversion feature of the Convertible Note will be amortized as non-cash interest expense over the term of the debt using the effective interest method

Effective May 9, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $30,000 convertible promissory note bearing interest at 8% per annum, due May 9, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of September 30, 2011 and December 31, 2010 was $33,540 and none, respectively.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

Effective June 17, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $32,500 convertible promissory note bearing interest at 8% per annum, due June 17, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of September 30, 2011 and December 31, 2010 was  $33,323 and none, respectively.

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

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

Effective July 21, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $25,000 convertible promissory note bearing interest at 8% per annum, due July 21, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of September 30, 2011 and December 31, 2010 was  $25,506 and none, respectively.

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

Effective September 8, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”), consisting of a $37,500 convertible promissory note bearing interest at 8% per annum, due June 17, 2012 and of which the holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 42% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company. Total due including interest as of September 30, 2011 and December 31, 2010 was  $37,758 and none, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of September 30, 2011:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$439,127	$-	$-	$439,127
	$439,127	$-	$-	$439,127

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Conversion option liabilities	$20,212	$-	$-	$20,212
	$20,212	$-	$-	$20,212

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

NOTE 9. ADVANCE FROM RELATED PARTY

As of September 30, 2011 and December 31, 2010, an advance payable of $90,573 was due to Brian Hebb, a related party.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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

 The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and quarter ended September 30, 2011, consist of the following:

Current:	September 30, 2011	December 31, 201
Federal	$-	$-
State	-	-
Deferred:
Federal	$585,266	$5,206
State	90,598	-
	675,864	5,206
Change in valuation allowance	(675,864)	(5,206)
Provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	September 30, 2011	December 31, 2010

Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%
Valuation allowance	(39.50)	(39.50)%
Effective tax rate	-0-%	-0-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	SEPTEMBER 30, 2011	DECEMBER 31, 2010

Net operating loss carryforward	10,419,000	8,527,438
Valuation allowance	(10,419,000)	(8,527,438)
Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $10,419,000 available to offset future taxable income through 2030.

NOTE 11. EQUITY

As of September 30, 2011, we were authorized to issue 450,000,000 shares of common stock,  $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. The Common stock is divided into two class. The common stock of the Company was divided into two classes of common stock and designated 250,000,000 shares to the Class A common stock and 200,000,000 shares to the Class B common stock.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

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

At August 23, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At September 30, 2011 and December 31, 2010 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded to the transaction as subscribed shares not issued.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

On January 13, 2011 the Company issued Patrick Champney, our Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The Company recorded compensation expense in the amount of $516,667 based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses in the amount of $54,800, which was based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses in the amount of $4,567 based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Cella Lange and Cella LLP an attorney for the Company, 200,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses in the amount of $72,667 based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company and terms for his appointment as Chief Financial Officer.  The Company recorded professional expenses in the amount of $36,333 based on the market trading value of the shares on the date of issuance

On April 18, 2011 the Company issued Eduardo Munoz a consultant for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services and reimbursement of expenses to the Company.  The Company recorded professional expenses and travel costs in the amount of $6,000 based on the market trading value of the shares on the date of issuance.

During May-September 2011 the Company issued Asher Enterprises during eleven dates a total of 52,563,879 shares of the Company’s Common stock.  The stock was issued in exchange for the conversion of notes payable issued October, December 2010 and January 2011. See Note 7 for further information on convertible notes.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

In addition during October 2011 the Company issued Asher Enterprises during October 1 and October 5 a total of 8,666,666 shares of the Company Common stock. The stock was issued in exchange for the conversion of note payable issued in January 2011.

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

On May 24, 2011 the Company issued First Capital Partners, Inc. a public relations firm for the Company, 750,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses of $15,000 based on the market trading value of the shares on the date of issuance.

On June 7, 2011 the Company issued Michael Rowland as consultant for the Company, 300,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded professional expenses of $6,000 based on the market trading value of the shares on the date of issuance.

Effective March 10, 2011, the Company entered into a two month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 200,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares.  Effective May 11, 2011, the Company entered into a four month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 2,000,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares. The Company recorded consuling price on the date agreements were issued.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

The Company current has two classes of common stock. Class A consists of 250,000,000 shares of the common stock authorized and has 172,695,879 outstanding at September 30, 2011. The other is Class B of which 200,000,000 shares are authorized and zero are outstanding at September 30.

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

Shares Subscribed, Not Issued
-----------------------------

During the nine months ended September 30, 2011,  the Company  subscribed  200,000 shares of common stock at $.10 per share to  its current CEO J. Rod Martin and an additional 2,000,000 shares of common at $.04 per share to Mr. Martin for a total of 2,200,000. See above note. The shares had not been issued as of September 30, 2011.

Following is a summary of the subscribed share activity:

Common Stock Subscribed, Not Issued (Shares)

	Services	Total

Shares subscribed	2,200,000	2,200,000
Issuance of subscribed shares	--	--
Balance at September 30, 2011	2,200,000	2,200,000

Copper Cathode Sale and Purchase Agreement

The Company entered into that certain Copper Cathode Sale and Purchase Agreement with Harmony Mining SA, a copy is Exhibit 10.1 to the Company’s Definitive Schedule 14A, filed April 11, 2011.

Effective October 12, 2011 This Agreement has been terminated by mutual agreement between the Company and Harmony. All prior terms of this agreement are void and no longer valid. Both parties agreed to mutually release the other without any recourse against the other.

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

The primary effort of the Company is to acquire the necessary funding to bring the Chloride Copper Mine into production in order to generate working capital from its operation.  The Company will also continue its strategy to acquire other mining prospects as well as further development of the Chloride Copper Mine.

To datethe Company has received initial assay results from its Chloride Copper Mine (AKA Emerald Isle Mine) drill program on the tailings impoundment at its Chloride Copper Mine Property near the town of Chloride, in Mohave County Arizona. Copper grade ranged from a minimum of 0.16% Cu to a maximum of 0.43% Cu with the average being 0.36% Cu.  The report also estimated the tailings to contain approximately 1.2 million tons of material.

The objectives of this drill program were designed to collect material in order to confirm the grade of copper mineralization that was previously reported by SGV Resources Inc. The copper distribution appears to be consistent over all the samples collected from the tailings impoundment.

The tailings are the waste product from the previous operation of the Emerald Isle Mine from 1943 to 1973 when copper recovery was much lower than today’s recovery rates. This low recovery indicates that a substantial amount of copper-bearing material was sent to the tailings impoundment. The objective of this tailings program is to determine whether the tailings can be economically mined and processed to recover the contained copper in them.  There can be no assurances that the Company will receive material value for the tailings.

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

Net Loss

For the three months ended September 30, 2011 and the three months ended September 30, 2010, we had a net loss of approximately $827,414 and $118,342, respectively. The increase in loss is mainly the result of expenses related to the costs of operating as a public entity related to professional fees and consulting expense of $200,000 of which $130,000 of the costs was stock issued to professionals for services rendered. Also an additional $301,160 is interest expense related to the issuance and subsequent conversion of convertible notes, $225,130 is for the amortization of derivative liabilities in relation to issuance of convertible notes and $20,000 is for payroll in the quarter.

For the nine months ended September 30, 2011 and the nine months ended September 30, 2010, we had a net loss of approximately $1,891,627 and $235,984, respectively. The increase in loss is mainly the result of expenses related to the costs of operating as a public entity. $810,000 of the costs was stock issued to professionals for services rendered and an additional $505,609 is interest expense related to the issuance and subsequent conversion of convertible notes and $290,172 is the result of amortization of derivative liabilities in relation to issuance of convertible notes.

Liquidity and Capital Resources

We had working capital deficit of approximately $ 1,523,209 and $ 1,013,348 at September 30, 2011 and December 31, 2010, respectively.

The primary effort of the Company is to acquire the necessary funding to bring the Chloride Copper Mine into production in order to generate working capital from its operation.

However, without obtaining the necessary funding, there is substantial doubt about our ability to continue as a going concern.

Total Assets were approximately $8,084 at September 30, 2011 compared to $23,431 at December 31, 2010.  The decrease in total assets is exclusively attributed to funds used for working capital during the first quarter related to professional fees of a public company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At September 30, 2011 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2011 . There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

The loss of management may adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. We rely solely upon managements judgment regarding our exploration activities, including whether to acquire, lease, or stake any potential properties and/or mineral interests. We anticipate that our business may become dependent upon other key personnel and/or consultants in the future. We do not presently carry key-man insurance on any of our officers, directors or employees, and cannot predict when or whether we will carry such insurance in the near future. We do not believe that we will be able to operate as originally planned in the event that we lose their services. Before you decide whether to invest in our common stock, you should carefully consider our reliance upon these personnel and that if we lose the benefit of their expertise, your investment may be negatively impacted.

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

We have an accumulated deficit of $9,031,527 as of September 30, 2011, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities with no present financing source identified; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

On January 13, 2011 the Company issued Patrick Champney, our Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The Company recorded compensation expense in the amount of $516,667 based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses in the amount of $54,800, which was based on the market trading value of the shares on the date of issuance.

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company.  The Company recorded professional expenses in the amount of $4,567 based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Cella Lange and Cella LLP an attorney for the Company, 200,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses in the amount of $72,667 based on the market trading value of the shares on the date of issuance.

On January 24, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the

Company and terms for his appointment as Chief Financial Officer.  The Company recorded professional expenses in the amount of $36,333 based on the market trading value of the shares on the date of issuance

On April 18, 2011 the Company issued Eduardo Munoz an consultant for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services and reimbursement of expenses to the Company.  The Company recorded professional expenses and travel costs in the amount of $6,000 based on the market trading value of the shares on the date of issuance.

During May-September 2011 the Company issued Asher Enterprises during eleven dates a total of 52,563,879 shares of the Company’s Common stock.  The stock was issued in exchange for the conversion of notes payable issued October, December 2010 and January 2011. See Note 7 for further information on convertible notes.

In addition during October 2011 the Company issued Asher Enterprises during October 1 and October 5 a total of 8,666,666 shares of the Company Common stock. The stock was issued in exchange for the conversion of note payable issued in January 2011.

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

On May 24, 2011 the Company issued First Capital Partners, Inc. a public relations firm for the Company, 750,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses of $15,000 based on the market trading value of the shares on the date of issuance.

On June 7, 2011 the Company issued Michael Rowland as consultant for the Company, 300,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded professional expenses of $6,000 based on the market trading value of the shares on the date of issuance.

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

Item 4.  Removed and Reserved

Item 5.  Other Information.

On August 23, 2011, Patrick Champney the Chief Executive Officer, Corporate Secretary and member of Sierra Resource Group Inc. Board of Directors unexpectedly passed away.

On August 26, 2011, the Board of Directors of Sierra Resource Group Inc. by unanimous written consent appointed J. Rod Martin, as Chief Executive Officer of our Company. The terms of Mr. Martin’s employment are a salary at an annual rate of $150,000 per year.  Mr. Martin was also issued an option to purchase 1,500,000 shares of Class A Common Stock at an exercise price of $0.0059 per share.

On August 26, 2011, the Board of Directors of Sierra Resource Group Inc. by unanimous written consent appointed Timothy Benjamin, its current Chairman of the Board, as Corporate Secretary of the Company.

On September 12, 2011, the Company accepted the resignation of James Stonehouse and Georges Juilland as members of its Board of Directors.Mr. Stonehouse and Mr. Juilland have resigned with no disputes or disagreements with the Company and have made themselves available as consultants as needed.  Upon their resignations, the Company issued Mr. Stonehouse and Mr. Juilland each an option to purchase 419,178 shares of Class A Common Stock at an exercise price of $0.051 per share which represents the accrued board compensation as approved by shareholders on April 21, 2011 and disclosed in the Company’s 8-K filing on April 27, 2011.

The Company has elected not to appoint another board member at this time.

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

SIERRA RESOURCE GROUP, INC.

Date: November 15, 2011	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: November 15, 2011	By:	/s/ Brad Hacker
Brad Hacker
Chief Financial Officer

Exhibit 31.1