Form 10-K/A
period 2010-12-31
SIERRA RESOURCE GROUP INC
filed 2012-01-09
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-K/A

PANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

EXPLANATORY NOTE:

The Company’s Board of Directors and management determined that our financial statements for the year ended December 31, 2010 need to be reissued. The Company’s auditor has to revised the scope and opinion paragraphs of their audit report to opine upon the cumulative period from inception (December 21, 1992) through December 31, 2010.

Other than these changes, the disclosures in this amended report are as of the initial filing date of April 18, 2011 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

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

Signature	Capacity	Date

/s/ J. ROD MARTIN	Chief Executive	January 9, 2012
J. ROD MARTIN	Officer and Director
(Principal Executive Officer)

/s/BRAD HACKER	Chief Financial Officer Vice President	January 9, 2012
BRAD HACKER	(Principal Financial Officer)

SIERRA RESOURCE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Sierra Resource Group, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (Company) as of December 31, 2010, and the related statements of income, stockholders' deficit, and cash flows for the year then ended and from inception (December 21, 1992) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sierra Resource Group, Inc. as of  December 31, 2009 were audited by another auditor, whose report dated February 25, 2010 on those statements included an explanatory  paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. as of December 31, 2010 and the results of their operations and their cash flows for the year then ended and from inception (December 21, 1992) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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