Form 10-K
period 2011-12-31
SIERRA RESOURCE GROUP INC
filed 2012-04-16
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [X] Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        [  ]  Yes   [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer	[ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       [  ] Yes   [X]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 12, 2012, the issuer had 301,191,344 issued shares of Common Stock, $0.001 par value.

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

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the generality of the foregoing, words such as "believe," "may," "will," "expect," "anticipate," "intend," "could" including the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that may affect these results include, but are not limited to, the volatility and cyclicality of metals prices, variation in production costs, the highly competitive nature of our industry, reliance on certain key customers, changes in consumer/global demand for metals, exposure to market risks for changes in interest rates and in foreign exchange rates, governmental regulation, environmental issues, other risk factors described in Item 1A of this report, as well as in other documents and reports filed with the Securities and Exchange Commission, and other factors.

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

Item 1.    Business

Company History and Overview

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

The Assignor is an affiliate of a former officer and director of the Company. The note to the Assignor is in the amount of $29,500 and is secured by a security interest in the acquired interests assigned. The note was due and payable in April 2010 and, giving effect to the transaction, we were directly or indirectly obligated to the officers and directors in the total sum of $90,573 as of December 31, 2011.

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

At its annual meeting of the stockholders on April 21, 2011 a majority of stockholders of the Company approved the Copper Cathode Sale and Purchase Agreement by and between the Company and Harmony Mining Ltd. (“Harmony”).  The general terms of the agreement provided Harmony the ability to purchase approximately 5,040,000 lbs of copper cathode at a discount to the current market price and 10,000,000 shares of the Company’s Preferred Stock in exchange for a guaranty by Harmony of a bank credit line of a minimum of $6,000,000.  Effective October 12, 2011 the Copper Cathode Sale and Purchase Agreement was terminated by mutual agreement between the Company and Harmony. All prior terms of the agreement are void and no longer valid. Both parties agreed to mutually release the other without any recourse against the other.

In September 2011 the Company engaged Wilcox Professional Services of Phoenix, AZ to provide exploratory drilling and laboratory services with regard to its Tailings Impoundment project (“Tailings”) and then engaged Geological Group Mining & Environmental Consultants, Inc. to review the analyses of Chloride Mine tailings presented in the Certificate of Analysis by ALS Minerals, dated October 13, 2011.  The conclusions, based on the analyses provided by the Wilcox drilling and ALS Mineral Lab Tests, were that there is a resource of approximately 9.9 million pounds of copper and 9.0 million pounds of zinc in the tailings. It was also recommended that additional test work to confirm the analyses and the recoverable copper and zinc be done. The tailings are the waste product from the previous operation of the Emerald Isle Mine from 1943 to 1973 when copper recovery was much lower than today’s recovery rates. The Company still needs to determine the economic feasibility of converting the tailings into a form sellable on the open market and as such there can be no assurances that the Company will receive material value for the tailings.

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

At its annual meeting of the stockholders held on April 21, 2011, a majority of our stockholders approved an amendment to the Company’s Articles of Incorporation (the “Articles”), to increase the number of shares of the Company’s common stock authorized for issuance there under from 160,000,000 shares to 460,000,000 shares. The amendment also created two classes of common stock of the corporation and designated 250,000,000 shares to the Class A common stock and 200,000,000 shares to the Class B common stock. The amendment to the Articles was filed with the Nevada Secretary of State on June 17, 2011. References to “common stock” in this Report are to the Class A common stock, unless specifically indicated to be the Class B common stock. Further amendments to our Articles are discussed in Item 12 in this Report.

Effective February 20, 2012 the board of directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%.  The letter of intent is attached hereto as Exhibit 1.01 and is incorporated herein by reference.

Our Growth Strategy

Our growth strategy is to first develop the Chloride Copper Mine.  The Company will also continue to seek other properties or companies with mineral deposits for acquisition or joint venture.

Competition

We are a mineral resource exploration and development company.  We compete with other such companies for financing for the acquisition of new mineral properties.  Many of the companies with which we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties we might seek, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and to prospective customers of the mineral products of such properties.  This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to explore and exploit mineral properties we may acquire.

Sources and Availability of Raw Materials

The Company presently does not utilize raw materials.  If the Company is able to bring the Chloride Copper Mine into production then issues relating to the sources and availability of raw materials may be an a material disclosure..

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

At its annual meeting of the stockholders held on April 21, 2011 pursuant to a stockholder proposal and not pursuant to any recommendation or solicitation of proxies by the directors of the Company, a majority of the stockholders of the Company voted to approve amendments to the Company’s Bylaws as follows:

•
Article I Section 2 of the Bylaws is hereby amended as follows: “The Company’s management, without further authorization of the Board of Directors, may at any time establish branch or subordinate offices at any place or places where the corporation is qualified to do business.”

•
Article II Section 4 of the Bylaws is hereby amended to read: “Directors shall be elected at each annual meeting of the Shareholders to hold office for a term of three (3) years. Each Director, including a Director elected to fill a vacancy, shall hold office until the expiration of his or her three-year term at the annual meeting and until a successor has been elected and qualified.”

•
Article II Section 9 of the Bylaws is hereby amended to provide that the regular meetings of the Directors shall be held every quarter instead of every month, at a time and place to be designated by the Board of Directors”

•
Article IV Sections 1 and 2 of the Bylaws are hereby amended as follows: “The annual meeting of the stockholders shall be held on April 20 in each year, at the hour of 10:00 a.m., or at such other time on such other day within thirty days of such date as shall be fixed by the board of directors, for the purpose of electing directors and for the transaction of such other business as may lawfully come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for any annual meeting of the stockholders, or at any adjournment of such, the board of directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as convenient.”

•
Article IV Section 8 of the Bylaws is hereby amended to read as follows: “The holders of ten (10%) percent of the shares entitled to vote at any meeting of stockholders, present in person or represented by proxy, shall constitute a quorum for the transaction of any business at any such meeting, provided that when a specified item of business is required to be voted on by a class or series (if the corporation shall then have outstanding shares of more than one class or series) voting as a class, the holders of ten (10%) percent of the shares of such class or series shall constitute a quorum (as to such class or series) for the transaction of such item of business. When a quorum is once present to organize a meeting of stockholders, it is not broken by the subsequent withdrawal of any stockholders or their proxies. The holders of a majority of shares present in person or represented by proxy at any meeting of stockholders, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place. When a meeting is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken and at the adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting.”

Employees

The Company currently employs four (4) employees.  One (1) maintenance person is employed on the Chloride Copper property and is included in this total.  Currently management includes the Chief Executive Officer (full-time), Chief Financial Officer, Senior Vice President of Operations (full-time).

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

The loss, individually or cumulatively, of Messrs. Martin, Benjamin or Hacker could adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. We anticipate that our business may become dependent upon other key personnel and/or consultants in the future. We do not presently carry key-man insurance on any of our officers, directors or employees, and cannot predict when or whether we will carry such insurance in the near future. We do not believe that we will be able to operate as planned in the event that we lose their services. Before you decide whether to invest in our common stock, you should carefully consider our reliance upon these personnel and that if we lose the benefit of their expertise, your investment may be negatively impacted.

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

We have not had any significant revenues since our inception.  We will apply any proceeds from copper sales generated from our activities at the Chloride Copper Project to help cover our exploration expenditures, but we anticipate that revenue may not be generated until FY2013. Our projected expenditures will likely far exceed proceeds from sales over the next twelve months, which will require that we obtain substantial financing in order for us to pursue our current plan of operations.  If we do not achieve the necessary financing, then we will not be able to proceed with other planned activities, including our planned exploration activities, and our financial condition, business prospects and results of operations could be materially adversely affected to the point of having to cease operations, which would likely cause our investors to lose their entire investment.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of $10,303,503 as of December 31, 2011, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Our Class A common stock (referred to as “common stock” in this Report) is traded on the OTCBB. The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Trading in our common stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Trading in our common stock has been limited.  Historically, our stock price has been affected substantially by a relatively modest volume of transactions and could be again so affected. If our stock price falls, our stockholders may not be able to sell their stock when desired or at desirable prices. Further, our stockholders may not be able to resell their shares at or above the public offering price.

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

There is currently a “Global Lock” on our Common Stock. Failure to have the “Global Lock” removed on a timely basis could make it difficult to sell shares and may negatively affect the value of our Common Stock in the secondary market.

In or about January 2012 management learned, the Depository Trust & Clearing Corporation (“DTC”) suspended post-trade settlement services (known as a “Global Lock” or “Chill”) for our securities. Upon our inquiry, the compliance department at DTC advised us that the Global Lock had been instituted due to their uncertainty about the valid issuance of shares of our company held in street name under their nominee Cede & Co.  As a result, our shares of common stock are not eligible for delivery, transfer or withdrawal through the DTC system and will not be eligible until the Global Lock is removed by DTC.  Therefore, the ability to resell your shares will likely be more difficult and less convenient for purchasers of your shares. Manual trading of our shares between accounts may continue but involves delays associated with manual stock transactions. While our management is communicating with the appropriate departments at DTC and has provided requested documentation necessary to lift the Global Lock, there can be no assurance at this time that the Global Lock will be lifted, and if lifted, how long it will take.

As long as trades of our shares cannot be settled electronically, brokerage firms may be unwilling to trade them.

Since our shares cannot be electronically transferred between brokerage accounts until after the Global Lock is removed, it is likely (based on the realities of today’s marketplace) that certain brokerage accounts will not trade our shares.

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

Because we do not have an, nominating, or compensation committee, shareholders will have to rely on our board of directors, all of which are not independent, to perform these functions.

We do not have nominating, and compensation committees and our board of directors, as a whole, will perform these functions. There is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions, and that such decisions may favor the interest of our management over our minority shareholders or us.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are a mailing address located at 9550 S. Eastern Avenue, Suite 253, Las Vegas, Nevada 89123 supplied by our registered agent. We feel that this arrangement is adequate for our needs at this time and we feel we will be able to locate adequate space in the future if needed.

Sierra's primary asset is 80% ownership of the Chloride Copper Mine, consisting of 37 unpatented lode mining claims and 12 mill site claims, located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona and some 160 km (100 mi) southeast of Las Vegas, Nevada, or 275 km (172 mi) northwest of Phoenix, Arizona. The geographic coordinates of the property are 35° 21’ N Latitude and 114° 10’W Longitude (T22 and 23 and R 18).

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

The common stock of the Company is traded on the OTC Bulletin Board under the symbol SIRG.  A summary of the high and low sales prices during each year of 2011 and 2010 are presented below.

	High	Low
Fiscal Year 2011
First Quarter (January-March 2011)	$0.620	$0.060
Second Quarter (April-June 2011)	$0.011	$0.085
Third Quarter (July-September 2011)	$0.015	$0.0175
Fourth Quarter (October-December 2011)	$0.0015	$0.007

Fiscal Year 2010
First Quarter (January-March 2010)	N/A	N/A
Second Quarter (April-June 2010)	$1.00	$1.00
Third Quarter (July-September 2010)	$1.00	$0.25
Fourth Quarter (October-December 2010)	$0.62	$0.19

On or about January 2012, the Depository Trust & Clearing Corporation (“DTC”) suspended post-trade settlement services (known as a “Global Lock” or “Chill”) for our securities. DTC facilitates the post-trade settlement among Direct Participants of sales and other securities transactions in deposited securities, through electronic computerized book-entry transfers and pledges between Direct Participants' accounts. This eliminates the need for physical movement or delivery of securities certificates. Direct Participants include both U.S. and non-U.S. securities brokers and dealers, banks, trust companies, clearing corporations, and certain other organizations. Upon our inquiry, the compliance department at DTC advised us that the Global Lock had been instituted due to their uncertainty about the valid issuance of shares of our company held in street name under their nominee Cede & Co.  As a result, our shares of common stock are not eligible for delivery, transfer or withdrawal through the DTC system and will not be eligible until the Global Lock is removed by DTC.  Manual trading of our shares between accounts may continue but involves delays associated with manual stock transactions. While our management is communicating with the appropriate departments at DTC and has provided requested documentation necessary to lift the Global Lock, there can be no assurance at this time that the Global Lock will be lifted, and if lifted, how long it will take.

We had approximately 90 record holders of our Common Stock at December 31, 2011.  We believe that there are approximately 300 additional beneficial holders of our Common Stock, based on information obtained from our transfer agent and from broker-dealers that hold shares on behalf of their clients.

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

Overview

The primary effort of the Company is to acquire the necessary funding to bring the Chloride Copper Mine into production in order to generate working capital from its operation.  The Company will also continue its strategy to acquire other mining prospects in addition to further development of the Chloride Copper Mine.

To date the Company has received initial assay results from its Chloride Copper Mine (AKA Emerald Isle Mine) drill program on the tailings impoundment at its Chloride Copper Mine Property near the town of Chloride, in Mohave County Arizona. Copper grade ranged from a minimum of 0.16% Cu to a maximum of 0.43% Cu with the average being 0.36% Cu.  The report also estimated the tailings to contain approximately 1.2 million tons of material.

The objectives of this drill program were designed to collect material in order to confirm the grade of copper mineralization that was previously reported by SGV Resources Inc. The copper distribution appears to be consistent over all the samples collected from the tailings impoundment.

The tailings are the waste product from the previous operation of the Emerald Isle Mine from 1943 to 1973 when copper recovery was much lower than recovery rates available with today’s technology. This low recovery indicates that a substantial amount of copper-bearing material was sent to the tailings impoundment. The objective of this tailings program is to determine whether the tailings can be economically mined and processed to recover the contained copper in them.  There can be no assurance that the Company will receive material value for the tailings.

The Chloride Copper Mine property consists of 37 unpatented lode mining claims and 12 mill site claims and it is located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona. The Chloride Copper Mine is comprised of an open pit mine and the existing onsite SXEW (Solvent extraction/electrowinning) processing plant.

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

Effective February 20, 2012 the board of directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%.  The letter of intent is attached hereto as Exhibit 1.01 and is incorporated herein by reference.

While can be no assurance the above transactions will be consummated as planned, however it is anticipated that the Company should soon be able to move forward with its development of the Chloride Copper Mine and accelerate its strategy to acquire other mining prospects.

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

Results of Operations

Net Loss

For the twelve months ended December 31, 2011 and 2010, we had a net loss of approximately $1,776,000 and $8,394,000 respectively. At December 31, 2011 and December 31, 2010, we had an accumulated deficit of approximately $10,303,000 and $8,527,000, respectively.

Liquidity and Capital Resources

We had working capital deficit of approximately $1,340,000 at December 31, 2011.

The Company is aggressively seeking capital necessary to bring the Chloride Copper mine back into production.  As of the date of this filing the Company has been unable to definitively secure the necessary financing.  Absent obtaining financing, there is substantial doubt about our ability to continue as a going concern.

Total Assets were $132 at December 31, 2011, compared to $23,431 at December 31, 2010.  The decrease in total assets is attributed to the loss for the year and  offset by related funding from convertible notes payable during 2011.

Selling, general and administrative expenses for the twelve months ended December 31, 2011 were approximately $1,021,000, which are comprised of  approximately $574,000 for payroll and contract labor expenses related to obligation to our current and former CEO and approximately $377,000 for legal and consulting, and approximately $70,000 for other experts, related almost exclusively to completing recent Company transactions and meeting our Securities and Exchange Commission filing requirements.

Loss on Impairment of Goodwill and Fixed Assets for the twelve months ended December 31, 2010 was approximately $7,890,060 was comprised of $7,602,000 write-off of goodwill, $163,000 write-off of mining interests and $125,000 for the write-down of fixed assets. All these assets were acquired and recorded as part of the Chloride Copper Project.

Interest Expense for the twelve months ended December 31, 2011 was $459,000, of which all was interest expense related to the financing of capital as a result of convertible notes

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At December 31, 2011 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2011. There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2010.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

On September 9, 2011, the Company accepted the resignation of James Stonehouse and Georges Juilland as members of its Board of Directors.

On February 20, 2012 the Board of Directors unanimously appointed J. Rod Martin as Director to serve the seat which term expires at the 2014 shareholders meeting.

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected at each annual meeting of our stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Experience and Qualifications	Director Since
J. Rod Martin	50
Chief Executive Officer since August 2011 and director since February 2012.  In 1995 Mr. Martin Founded and acts as Managing Partner of Blackpool Partners, LLC a private equity group. From 2001 through 2002, Mr. Martin acted as an independent consultant and, in 2003, was a founding member of Brampton Crest International, LLC.  From 1999-2001 Mr. Martin was Chairman  of  the  Board  of  Directors  of  GSociety, Inc., a  niche  market media/ entertainment  company.  From 1995 to 1999, Mr. Martin was the principal shareholder and Chief Executive Officer of South Beach Cards, Inc. a world wide wholesaler of fine photography greeting cards, posters and calendars.  From 1990 to 1994, Mr. Martin worked as an independent investment banker and acted as a consultant to public and private companies.  From 1987 to 1990, Mr. Martin was the Regional Sales Manager for Gant and Associates, a national U.S. brokerage firm.  From 1985 to 1987, Mr. Martin was Director of Marketing  and Sales for Martin Machinery  Company,  a family-based  industrial machine tool distributor. Mr. Martin has a B.S. in Marketing and Finance from the University of Arkansas.

			2012
Brad Hacker	52
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

			N/A
Timothy Benjamin	46
Chairman of the Board of the Company since April 2011.  Manager, Process Improvements at Assurant Solutions Inc., a Fortune 300 company which provides insurance products and services and is a Certified Six Sigma Black Belt. From 2002-03 Mr. Benjamin was the President of CBMJ Enterprises Inc, which performed financial and compliance due diligence for public companies.  From 1999-2002 Chief Financial Officer of GSociety Inc. and  from 1995-1999 Chief Financial Officer of Pelican Properties Int’l Corp., both public companies. From 1989-1995 he also held supervisory positions with the Federal Reserve Bank of Atlanta. He received his MBA in 1995 and his Bachelor’s of Business Administration degree of Finance and Economics in 1989, both from Florida International University.

			2011
Michel Rowland	74
Member #225364 of the Australasian Institute of Mining and Metallurgy (Ausimm) and Qualified Person ( Q.P.) for the form 43-101F1; Private consultant in mining geology including photo geology, geotechny, and hydrogeology; Previously, he served as Project Manager in the Dynasty gold field, exploring and drilling for gold, silver and copper. Prior to 2004, he worked for companies such as COGEMA o France, Rumicuri o Ecuador, ECUASAXON and Minera Australiana of Canada and Australia, Vicente Coronel Compania from Cuenca, Ecuador, PetroCanada, Fougerolle from France, Coyne et Bellier from France, and the Department of Commerce of France. He was earned a Geologist Engineer degree in 1973 from Escuela Politécnica Nacional, Quito, Ecuador, a Master degree in Geology from Dijon University, France, in 1961, and a Bachelor degree in Geology from Paris University in 1960.
			2011
Ricardo Cordon	56
President and COO, ARC, Guatemala, since 1988, providing IT systems and business process optimization, customers include Cometro (Guatemala’s largest sugar distribution company), Walmart Central America, Hoteles Camino Real (Westin), Grupo H, Multimart, Banco Santa Cruz, Grupo Madero, Tema and Central Bank of Guatamala, as well as other private companies and governmental agencies. His academic experience includes Teaching Assistant and then Research Assistant at Princeton University 1982-85; Visiting Professor at: Francisco Marroquin 1986-87, Rafael Landivar 1988, Del Valle 1989-90 and 1996; Mesoamericana 2001; Dean, School of Science and Technology, Universidad Internaciones, Guatemala. Mr. Cordón’s experience and skills in business management, business process optimization and IT systems consulting qualify him to serve as a director.

			2011
Luis Munoz	32	General Manager of a business and legal consulting firm, Neglex, located in Quito, Ecuador, since August 2009. From 2004 to 2007, Mr. Munoz was a Vice-Chairman of MN&A – Abogados located in Quito Ecuador. Before that, Mr. Munoz had approximately seven years of additional experience as a business and legal consultant and general manager. In 2009, he received his Masters in Business Administration (MBA) from INCAE Business School located in Alajuela, Costa Rica. In 2004, he received a Doctor of Law Degree from Universidad International del Ecuador located in Quito, Ecuador.	2011

At its annual meeting of the stockholders held on April 21, 2011, a majority of the stockholders of the Company voted to approve an amendment to the Company’s Bylaws and to extend the terms of the directors elected at the meeting of this corporation to be fixed at three (3) years and that such terms shall be staggered.  Directors shall be elected at each annual meeting of the Shareholders to hold office for a term of three (3) years. Each Director, including a Director elected to fill a vacancy, shall hold office until the expiration of his or her three-year term at the annual meeting and until a successor has been elected and qualified.  Timothy Benjamin and Ricardo Cordón shall serve an initial term of four (4) years.

The following table shows the current directors and the expiration of their term.

Director	Expiration
Timothy Benjamin	2015
Ricardo Cordón	2015
J. Rod Martin	2014
Michel Rowland	2014
Luis Munoz	2014
Vacant	2013
Vacant	2013

On August 26, 2011, the Board of Directors of Sierra Resource Group Inc. by unanimous written consent appointed Timothy Benjamin, its current Chairman of the Board, as Corporate Secretary of the Company.

On September 12, 2011, the Company accepted the resignation of James Stonehouse and Georges Juilland as members of its Board of Directors.  Mr. Stonehouse and Mr. Juilland have resigned with no disputes or disagreements with the Company and have made themselves available as consultants as needed.  Upon their resignations, the Company issued Mr. Stonehouse and Mr. Juilland each an option to purchase 419,178 shares of Class A Common Stock at an exercise price of $0.051 per share which represents the accrued board compensation as approved by shareholders on April 21, 2011 and disclosed in the Company’s 8-K filing on April 27, 2011.

On March 9, 2012, former Director James Stonehouse and the Company entered in to a settlement agreement and general release of claims whereby all debt of approximately $106,000 owed by the Company to Mr. Stonehouse were satisfied in exchange for 250,000 options at an exercise price of  $0.05 per share.

Board Compensation

Each member of the board of directors receives an annual compensation of an option to purchase one million (1,000,000) shares of common stock at eighty five (85%) percent of closing market price on the date of grant.  In addition to the annual compensation above and reimbursement of reasonable expenses, each member of the Board of Directors shall be entitled to meeting attendance fees (payable quarterly in arrears) of $5,000 per Board of Directors Meetings and $1,000 per Board of Directors Telephonic Meetings.

On November 17, 2011 the Board of Directors approved the parameters for a Company Qualified Stock Option Plan (the “Plan”).  As of December 31, 2011 the Board of Directors have not ratified the Plan, but expect to approve the Plan prior to the May 2012 shareholders meeting and intend to include said Stock Option Plan in our proxy solicitation. On November 17, 2011, the Board of Directors through unanimous written consent, voted that upon completion and ratication of the plan the Company will also grant incentive options to Timothy Benjamin, Chairman, Ricardo Cordón, Michel Rowland, and Luis Munoz. Timothy Benjamin will be granted an aggregate amount of 20,000,000 options exercisable at $0.05 per share in the following manner:  5,000,000 options vest six months after the date of the consent, 5,000,000 vest six months after the company’s receipt of long term financing in excess of $1,000,000 and 10,000,000 options vest six months after the Chloride Copper Mine begins operations.  Ricardo Cordón, Michel Rowland, and Luis Munoz will be granted an aggregate amount of 10,000,000 options each exercisable at $0.05 per share in the following manner.  2,000,000 options vest six months after the date of the consent, 4,000,000 vest six months after the company’s receipt of long term financing in excess of $1,000,000 and 4,000,000 options vest six months after the Chloride Copper Mine begins operations.  As of December 31, 2011 the option plan were not ratified and the grants were not effective until the option plan was approved and effective. All options approved on November 17, 2011 are to be included in a pending qualified stock option which is expected to be effective in May 2012.

On February 20, 2012 the board of directors approved and the Company agreed to a consulting agreement with Timothy Benjamin, Chairman.  The agreement has a three-year term and is effective January 1, 2012.  It provides for an annual compensation of $60,000 until the Company begins production at the Chloride Copper Mine at which time the rate shall increase to $110,000 per year.  Included in the agreement, Mr. Benjamin shall also receive a stock bonus representing up to an additional 20 million option shares exercisable at $0.05 per share earned in the following manner; 25% upon opening the Chloride copper plant, 25% when the company begins production at the Chloride Copper Plant, 25% upon the Company’s generation of a cumulative $5 million in revenue, and 25% upon the Company’s generation of a cumulative $10 million in revenue.  At the time of the execution of this agreement, the bonus stock exercise option price significantly exceeded the current market price.  Mr. Benjamin’s options referenced in the consulting agreement above are to be included in a pending qualified stock option plan addressed in Item 11 Executive Compensation section below.

Item 11.  Executive Compensation

J. Rod Martin was appointed as CEO of the Company on August 26, 2011.  Mr. Martin was employed at an annual salary of $150,000 per year as well as 1,500,000 options exercisable at $0.0059 per share, which was the closing price of the Company’s stock on said date.  Mr. Martin was not paid any cash in the fiscal year 2011 as CEO.

On November 17, 2011 the Board of Directors approved the parameters for a Company Qualified Stock Option Plan (the “Plan”).  As of December 31, 2011 the Board of Directors have not ratified the Plan, but expect to approve the Plan prior to the May 2012 shareholders meeting and intend to include said Stock Option Plan in our proxy solicitation which will be the effective date of the plan.  All options set forth  Mr. Benjamin’s consulting agreement referenced above and Mr. Martin and Mr. Snider’s employment agreements referenced below are contingent on final Board of Directors and shareholder approval.

Effective January 1, 2012 the Company agreed to an Employment agreement with J. Rod Martin the Company’s CEO.  The agreement provides for an annual salary of $150,000 until the Company begins production at the Chloride Copper Mine at which time the rate shall increase to $250,000 per year.  The agreement also includes a bonus to be determined in good faith by the Board of Directors at the end of each fiscal year with a target of $350,000 adjusted in accordance with performance.  Included in the agreement, Mr. Martin shall also receive a stock bonus representing up to an additional 40 million option shares exercisable at $0.05 per share earned in the following manner; 25% upon opening the Chloride copper plant, 25% when the company begins production at the Chloride Copper Plant, 25% upon the Company’s generation of a cumulative $5 million in revenue, and 25% upon the Company’s generation of a cumulative $10 million in revenue.  At the time of the execution of this agreement, the bonus stock option price significantly exceeded the current market price thus they currently hold no value.  The employment agreement also calls for a standard benefits package.

On November 17, 2011, the Board of Directors through unanimous written consent, voted that upon completion and ratification of the plan the Company will also grant stock options to J. Rod Martin, CEO.  Mr. Martin will be granted an aggregate amount of 20,000,000 options exercisable at $0.05 per share in the following manner.  5,000,000 options vest six months after the date of the consent, 5,000,000 vest six months after the company’s receipt of long term financing in excess of $1,000,000 and 10,000,000 options vest six months after the Chloride Copper Mine begins operations. As of December 31, 2011 the option plan were not ratified and the grants were not effective until the option plan was approved and effective. All options approved on November 17, 2011 are to be included in a pending qualified stock option Which is expected to be effective in May 2012.

On February 20, 2012 the board of directors approved and the Company agreed to an Employment agreement with Travis Snider, Senior Vice President of Operations.  The employment agreement has a three-year term and is effective January 1, 2012.  It provides for an annual salary of $100,000. The agreement also includes a bonus to be determined in good faith by the Board of Directors at the end of each fiscal year.  Included in the agreement, Mr. Snider shall also receive a stock bonus representing up to an additional 5 million option shares exercisable at $0.05 per share earned in the following manner; 25% upon the execution of the agreement, 25% upon the refurbishment of the Company’s Chloride Copper plant, 25% upon the Company’s first sale of 99.99% pure copper from the Chloride Copper plant, and 25% upon the Company’s generation of a cumulative $5 million in revenue.  At the time of the execution of this agreement, the bonus stock option price significantly exceeded

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2011 the Company issued Patrick Champney, our former Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The shares of common stock were valued at $510,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.51 per share.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company. The shares of common stock were valued at $62,400 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.52 per share.

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company. The shares of common stock were valued at $5,200 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.52 per share.

On January 24, 2011 the Company issued Cella Lange and Cella, LLP an attorney for the Company, 100,000 shares of the Company’s Common Stock in consideration for their services to the Company. The shares of common stock were valued at $53,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.53 per share.

On February 2, 2011 the Company issued Cella Lange and Cella, LLP an attorney for the Company, 100,000 shares of the Company’s Common Stock in consideration for their services to the Company. The shares of common stock were valued at $19,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.19 per share.

On February 2, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company and terms for his appointment as Chief Financial Officer. The shares of common stock were valued at $19,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.19 per share.

On April 18, 2011 the Company issued Eduardo Munoz a consultant for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services and reimbursement of expenses to the Company.  The Company recorded professional expenses and travel costs in the amount of $6,000 based on the market trading value of the shares on the date of issuance

From May, 12, 2011 through December 31, 2011 the Company issued Asher Enterprises during seventeen dates a total of 86,672,004 shares of the Company’s Common stock.  The stock was issued in exchange for the conversion of notes payable totaling $538,493 issued during 2010 and 2011.

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

During January to March 2012 the Company issued Asher Enterprises a total of 94,387,340 shares of the Company Common stock. The stock was issued in exchange for the conversion of notes payable issued on the remaining balance of June 8, 2011, July, 1, 2011 and a portion of August 30, 2011.

On February 16, 2012 the Company issued Grand View Ventures, LLC 8,650,000 shares of the Company’s Common Stock in consideration for a convertible promissory note in the amount of $190,000.  The terms of the convertible promissory note are outlined in Note 7 of the accompanying financial statements.  In conjunction with the $190,000 note, Grand View Ventures also received a common stock purchase warrant to purchase 6,900,000 shares of common stock with an exercise price of $0.015 per share.

Shares Subscribed Note Issued

During the year ending December 31, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At December 31, 2011 the 300,000 shares of common stock had not yet been issued.

Effective March 10, 2011, the Company entered into a two month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 200,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares.  Effective May 11, 2011, the Company entered into a four month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 2,000,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares. The Company recorded a consulting expense on the date agreements were issued.

Effective May 17, 2011, the Company entered into a Convertible Promissory Note Agreement (“Convertible Note”) with Blackpool Partners, LLC, consisting of a $6,700 convertible promissory note bearing interest at 8% per annum,  Blackpool Partners, LLC is controlled by J. Rod Martin, CEO.  On November 28, 2011 J. Rod Martin, being the beneficial owner of the $6,700 loan payable to Blackpool, converted the total amount of principal and interest in the amount of $6,858 per the terms of the loan and was authorized to be issued 2,857,467 shares of common  stock.  As of this filing the Company has not issued these shares.

Preferred Shares

As of December 31, 2011 and 2010, respectively the company had 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share

On December 28, 2011, the Board of Directors designated the company’s Series A Preferred Stock (“Series A”) in the amount of 1,000,000 Preferred Shares.  Series A bears no dividends, does not convert to any class of common stock, and is subject to redemption at the price of $0.10 per share, at the election of the company at any time and automatically upon the obtaining of financing by the Corporation in an amount of $1,000,000 or greater that, in the opinion of the board of directors, allows for the generation of a minimum of $1,000,000 in revenue.  Each share of Series A Preferred Stock entitles the holder to 350 votes on all matters submitted to a vote of the shareholders.  Shareholder approval was not required pursuant to Title 78 of the Nevada Revised Statutes §78.1955.  The Certificate of Designation was filed with the Nevada Secretary of State and became effective on February 9, 2012. Furthermore, the board of directors approved issuance of 500,000 shares of Series A Preferred Stock each to Timothy Benjamin, Chairman, and J. Rod Martin, CEO.   The Board of Directors deemed it necessary and in the best interests of this corporation to create this series of preferred stock in order to compensate the company’s chairman and chief executive officer,

Stock Split

As a result of the Split, each holder of our common stock received five additional shares of common stock for each one (1) share held.  The record date and that date such shares were issued was June 25, 2010.  The number of common stock outstanding increased from 19,592,000 to 117,552,000.

Common stock

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

At its annual meeting of the stockholders held on April 21, 2011, pursuant to a stockholder proposal, a majority of the stockholders of the Company voted to approve an amendment to the Company’s Articles of Incorporation, as amended (the “Articles”), to increase the number of shares of the Company’s common stock authorized for issuance there under to 460,000,000 shares, of which 10,000,000 shares were designated as “blank check” preferred stock. The amendment also created two classes of common stock of the corporation and designated 250,000,000 shares to the Class A common stock and 200,000,000 shares to the Class B common stock. The amendment to the Articles was filed with the Nevada Secretary of State and became effective on June 17, 2011.

On December 20, 2011, the Company amended its articles of incorporation as follows: The Company Class A Common stock was changed from 250 million (250,000,000) to 440 million (440,000,000) and the number of Class B Common Stock was changed from 200 million (200,000,000) to 10 million (10,000,000). The Total authorized common shares were 450,000,000 and the total authorized  and Preferred Stock  was 10,000,000 Preferred shares for the year ended December 31, 2011.

On January 11, 2012, the company filed an Amendment to its Articles with the Nevada Secretary of State.  The Amendment had been approved by the company's board of Directors on December 28, 2011.  The purpose of the Amendment was to increase the authorized common stock of the company from 460,000,000 to 1,500,000,000 shares, as set forth in the Company’s Definitive Information Statement on SEC Form 14C, filed on February 3, 2012. Subsequent to filing the Amendment, it was determined that shareholder approval for the Amendment had inadvertently not been obtained in compliance with Nevada law, and the company filed a Certificate of Correction on April 13, 2012 with the Nevada Secretary of State to cancel the Amendment.  Therefore, the change in the number of authorized shares described in this paragraph are not effective, and the company continues to operate with 460,000,000 shares of authorized stock under its Articles of Incorporation, as amended prior to the filing of the Amendment and also under the Certificate of Designation filed with the Nevada Secretary of State on February 9, 2012.

The following table sets forth certain information regarding beneficial ownership of our common stock as of the Record Date by (i) each person (or group of affiliated persons) who is known by the Company to own more than five percent (5%) of the outstanding shares of Common Stock, (ii) each of the Company’s directors and executive officers, and (iii) all of the Company’s directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or convertible or which become exercisable or convertible within 60 days after the date indicated in the table are deemed beneficially owned by the holders thereof.  Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them. Again, all reference to “common stock” is to our Class A Common Stock, unless the Class B Common Stock is specifically indicated.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of all Common Stock Outstanding(2)
Security Ownership of Management:
J. Rod Martin-CEO and Director (3)	10,587,467	3.1%
Timothy Benjamin – Chairman of the Board (4)	4,576,000	1.5%
Luis Munoz-Director	--	*
Michel Rowland-Director	300,000	*
Ricardo Cordón – Director (5)	4,210,000	1.4%
Brad Hacker-CFO, 5722 S. Flamingo Rd., Suite 151, Ft. Lauderdale, FL 33330	100,000	*
All directors and officers as a group (6 persons)	18,572,302	6.2%
———————
* Less than 1%

(1)
Unless otherwise noted, the principal address of each of the directors and officers (and each director nominee) listed above is c/o Sierra Resource Group, Inc., 9550 S. Eastern Avenue, Suite 253, Las Vegas, Nevada 89123.

(2)	Based on 301,191,344 fully diluted shares consisting of 118,982,000 shares of Common Stock and Warrants to purchase Common Stock issued and outstanding as of the Record Date, March 29, 2011 plus an additional 3,619,969 shares convertible debts which consists of 715,334 shares for the subject Note combined with 1,650,132 shares of Common Stock presently reserved for a prior convertible promissory note dated October 29, 2010 plus 1,254,503 shares of Common stock for a prior convertible promissory note in favor of the Investor dated November 29, 2010 .shares of Common Stock issued and outstanding as of the Record Date, April 5, 2012.

(3)
Includes 5,057,467 shares which are earned, but have not been issued. These shares are disclosed in this 10-K under Item 12: Shares Subscribed, Not Issued. Had the 5,057,467 share been issued to Mr. Martin then his percent of all common stock outstanding would be 3.5%.

(4)
Initial number of shares beneficially owned by Mr. Benjamin at his election to the board was 3,865,300 which was inadvertently reported at 3,840,000 at that time. A Form 3 has not been filed for this disclosure. Mr. Benjamin acquired 710,700 shares on August 3, 2011 at $0.0028 per share as an open market transaction which a Form 4 has not been filed.

(5)
Initial number of shares beneficially owned by Mr. Cordón at his election to the board was 1,710,000 which was inadvertently reported at 1,610,000 at that time. A Form 3 has not been filed for this disclosure. Mr. Cordón acquired 3,000,000 shares on December 8, 2011 at $0.0015 per share in a private transaction with an existing shareholder which a Form 4 has not been filed.

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

During our two most recent fiscal years and through December 31, 20101 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our auditors, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.  Furthermore during that period, there were no reportable events under then current SEC rules.

Accountant Fees

During the period covering the fiscal years ended December 31, 2011 and 2010, Tarvaran, Askelson & Co. performed the following professional services:

	2010	2011

Audit Fees (1)	$18,545	$33,342
Audit related fees (2)	$-0-	$-0-
All other (3)	$-0-	$-0-

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

Signature	Capacity	Date

/s/ J. ROD MARTIN	President, Chief Executive	March 31, 2011
J. ROD MARTIN	Officer
(Principal Executive Officer)

/s/BRAD HACKER	Chief Financial Officer Vice President	March 31, 2011
BRAD HACKER	(Principal Financial Officer)

SIERRA RESOURCE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Sierra Resource Group, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (an exploration stage company) as of December 31, 2011 and 2010, and the related statements of income, stockholders' deficit, and cash flows for the years then ended and from December 21, 1992 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period December 21, 1992 (date of inception) through December 31, 2009 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from December 21, 1992 (date of inception) through December 31, 2009 include total revenues and net loss of $1,275 and $122,952, respectively. Our opinion on the statements of operations, stockholder’s equity (deficit) and cash flow for the period from December 21, 1992 (date of inception) through December 31, 2009, insofar as it relates to amounts for periods through December 31, 2011, is based solely on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended and from December 21, 1992 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses and has an accumulated deficit at December 31, 2011. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California

April 10, 2012

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132	$23,431
Accounts receivable, net		-
TOTAL CURRENT ASSETS	132	23,431

TOTAL ASSETS	$132	$23,431

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$369,882	$182,173
Embedded derivative liabilities	2,262	20,212
Officer advances	90,573	90,573
Subscribed Shares - Not Issued	75,000	75,000
Note payables - related party	388,962	308,821
Note payable	413,001	360,000

TOTAL CURRENT LIABILITIES	1,339,680	1,036,779

TOTAL LIABILITIES	1,339,680	1,036,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Class A Common stock, $0.001 par value: 440,000,000 shares authorized;
206,804,004 and 117,552,000 issued and outstanding
at December 31, 2011 and December 31, 2010, respectively	206,804	117,552

Class B Common stock, $0.001 par value: 10,000,000 shares authorized;
none issued and outstanding at December 31, 2011 and December 31, 2010, respectively	-	-

Preferred stock, $0.001 par value: 10,000,000 shares authorized;
none issued and outstanding at December 31, 2011 and 2010, respectively	-	-

Common stock subscribed, not issued $.001 par value 2,200,000 and zero shares
at December 31, 2011 and 2010, respectively	262,000	-

Additional Paid-in capital	8,495,151	7,396,538
Accumulated deficit	(10,303,503)	(8,527,438)
TOTAL STOCKHOLDERS' DEFICIT	(1,339,548)	(1,013,348)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$132	$23,431

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS

	For the Years Ended		December 21, 1992
	December 31,		(Inception) to
	2011	2010	December 31, 2011
REVENUE
Revenue	$—	$—	$1,275
Total revenue	—	—	1,275
OPERATING EXPENSES
Amortization		—	11,972
Selling, general and administrative expenses	1,021,132	477,181	1,590,082
Total operating expenses	1,021,132	477,181	1,602,054

Operating loss	(1,021,132)	(477,181)	(1,600,779)

Other Income (expense)
Interest expense	(459,000)	(6,794)	(468,752)
Amortization of discount on convertible debt	(293,671)		(293,671)
Loss on embedded derivative	(2,262)	(20,212)	(22,474)
Loss on Impairment of goodwill and equipment	—	(7,890,069)	(7,907,597)

Total other income (expense)	(754,933)	(7,917,075)	(8,692,494)

LOSS BEFORE INCOME TAXES	(1,776,065)	(8,394,256)	(10,293,273)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	(1,776,065)	$(8,394,256)	(10,293,273)

BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING at December 31, 2010 and 2009, respectively	148,406,197	117,552,000

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH DECEMBER 31, 2011

						Common Stock Subscribed Not Issued
	Common Stock		Preferred Stock		Additional			Accumulated
	Shares	Amount	Shares	Amount	Paid -In Capital	Shares	Amount	Deficit	Total
December 21, 1992, issue common stock	72,540,000	$72,540			$(60,450)	-	$-	$(10,230)	$1,860
Net Loss								(1,860)	$(1,860)
Balance December 31, 1992	72,540,000	72,540			(60,450)	-	-	(12,090)	-
Net Loss, December 31, 1993								-	$-
Balance December 31, 1993	72,540,000	72,540			(60,450)	-	-	(12,090)	-
Net Loss, December 31, 1994								-	$-
Balance December 31, 1994	72,540,000	72,540			(60,450)	-	-	(12,090)	-
Net Loss, December 31, 1995								-	$-
Balance December 31, 1995	72,540,000	72,540			(60,450)	-	-	(12,090)	-
Net Loss, December 31, 1996								-	$-
Balance December 31, 1996	72,540,000	72,540			(60,450)	-	-	(12,090)	-
Net Loss, December 31, 1997								-	$-
Balance December 31, 1997	72,540,000	72,540			(60,450)	-	-	(12,090)	-
Net Loss, December 31, 1998								(450)	$(450)
Balance December 31, 1998	72,540,000	72,540			(60,450)	-	-	(12,540)	(450)
Net Loss, December 31, 1999								(22,668)	$(22,668)
Balance December 31, 1999	72,540,000	72,540			(60,450)	-	-	(35,208)	(23,118)
Net Loss, December 31, 2000								(8,394)	(8,394)
Balance December 31, 2000	72,540,000	72,540			(60,450)	-	-	(43,602)	(31,512)
Net Loss, December 31, 2001								(4,888)	(4,888)
Balance December 31, 2001	72,540,000	72,540			(60,450)	-	-	(48,490)	(36,400)
Net Loss, December 31, 2002								(3,156)	(3,156)
Balance December 31, 2002	72,540,000	72,540			(60,450)	-	-	(51,646)	(39,556)
Net Loss, December 31, 2003								(85)	(85)
Balance December 31, 2003	72,540,000	72,540			(60,450)	-	-	(51,731)	(39,641)
Net Loss, December 31, 2004								(2,840)	(2,840)
Balance December 31, 2004	72,540,000	72,540			(60,450)	-	-	(54,571)	(42,481)
Net Loss, December 31, 2005								(8,415)	(8,415)
Balance December 31, 2005	72,540,000	72,540			(60,450)	-	-	(62,986)	(50,896)
Net Loss, December 31, 2006								(4,387)	(4,387)
Balance December 31, 2006	72,540,000	72,540			(60,450)	-	-	(67,373)	(55,283)
Net Loss, December 31, 2007								(5,280)	(5,280)
Balance December 31, 2007	72,540,000	72,540			(60,450)	-	-	(72,653)	(60,563)
Net Loss, December 31, 2008								(33,602)	(33,602)
Balance December 31, 2008	72,540,000	72,540			$(60,450)	$-	$-	$(106,255)	(94,165)
Net Loss , December 31, 2009								(26,927)	(26,927)
Balance December 31, 2009	72,540,000	72,540			(60,450)	-	-	(133,182)	(121,092)

Stock Returned for asset purchase	(32,088,000)	(32,088)			(5,316,495)	-	-		$(5,348,583)
Stock Issued for asset purchase	76,500,000	76,500			12,673,500	-	-		$12,750,000
Stock issued for service to former CEO	600,000	600			99,983	-	-		$100,583
Net Loss								(8,394,256)	(8,394,256)

Balance December 31, 2010	117,552,000	$117,552	-	$ -	$7,396,538	$-	$-	$(8,527,438)	$(1,013,348)

Stock issued for services	2,580,000	2,580			383,554	2,200,000	262,000		648,134
Stock issued for conversion of notes payable and interest	86,672,004	86,672			453,059	-	-		539,731
Net Loss, December 31, 2011								(1,776,065)	(1,776,065)
Balance December 31, 2010	206,804,004	$206,804	-	$ -	$8,233,151	2,200,000	$262,000	$(10,303,503)	$(1,601,548)

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH DECEMBER 31, 2011

			December 21, 1992
	December 31,	December 31,	(Inception) to
	2011	2010	December 31, 2010
Cash flows from operating activities:
Net loss	$(1,776,065)	$(8,394,256)	$(10,293,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	648,134	103,000	751,134
Stock subscribed not issued for services	262,000		262,000
Loss on Impairment	0	7,890,069	7,907,597
Loss on embedded derivatives	(17,950)	20,212	2,262
Amortization	0	0	11,972
Changes in operating assets and liabilities:
Accounts receivable	0	128
Accrued Interest - related party	98,816	(2,958)	98,816
Accounts payable	187,709	180,092	367,801

Net cash used in operating activities	(597,356)	(203,713)	(891,691)

Cash Flows from Investing Activities
Investment in oil and gas interests			(29,500)
Net cash used in investing activities			(29,500)

Cash flows from financing activities:
Issuance of common stock			1,860
Interest expense for conversion of stock	373,357		373,357
Proceeds from issuance of subscribed stock	0	75,000	75,000
Proceeds from officer advances	0	0	90,573
Proceeds from note payable-related party		0	29,500
Proceeds from note payable	200,700	150,333	351,033

Net cash provided by financing activities	574,057	225,333	921,323

Net increase (decrease) in cash and cash equivalents 117,552,000 and 12,090,000 issued and outstanding	(23,299)	21,620	132

Cash and cash equivalents at beginning of period	23,431	1,811

Cash and cash equivalents at end of period and at December 31, 2009, respectively	132	23,431	$132

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2011, we had an accumulated deficit of $10,303,503 and a working capital deficit of $1,339,548. During the year ended December 31, 2011, we incurred a loss of $1,776,065. We had no significant revenues or earnings from operations.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010
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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2011, respectively, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.  The company impaired its mining claim and recorded an impairment of $163,000 as of December 31, 2010.

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

The company impaired its goodwill and recorded an impairment of approximately $7,602,000 during the year ended December 31, 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010 and 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Reclassifications

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.\

The following table represents the computation of basic and diluted losses per share at December 31, 2011 and 2010, respectively:
	December 31,	December 31,
	2011	2010
Losses available for common shareholders	(1,776,065)	(8,394,256)

Weighted average common shares outstanding	(148,406,197)	(117,552,000)
Basic loss per share	(.01)	(.07)
Net loss per share is based upon the weighted average shares of common stock outstanding

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

5. CHLORIDE COPPER PROJECT

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

The purchase price was $7,505,529 which, pursuant to the Purchase Agreement, The purchase price included the issuance of 12,750,000 shares of common stock by the Company to Medina or its assignees, return of 5,358,000 by Black Diamond and the payment of $125,000 to the original seller of certain equipment where the Chloride Copper Mine is located, as designated by Medina in the Purchase Agreement. The purchase price was determined based on the Company's analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement.  The Company recognized goodwill of $7,602,069 and assumed $384,540 in liabilities, which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable.

The following table summarizes the acquisition with a total purchase price of $507,500:

Mining Property	$163,000
Equipment	$125,000
Liabilities	$(384,540)
Goodwill	$7,602,069
Net Assets	$7,505,529

In addition, pursuant to the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 shares of the Company’s Common Stock, and as a result, a change of our shareholder voting control occurred. The Acquisition formally closed on June 21, 2010. The shares of Common Stock constituting the equity portion of the purchase price were issued on August 9, 2010 to certain assignees of Medina, and although this issuance of shares approximately doubled our outstanding shares of Common Stock, no single person or cohesive group took a controlling interest in our Company as a result of this transaction.

The Company had impairment on the entire purchase price for the Medina Property acquisition and impairment on the Chloride Cooper Project related to fixed assets and mining interests. During the year ended December 31, 2010 impairment was  $7,890,069 was comprised of $7,602,069 write-off of goodwill, $163,000 write-off of mining interests and $125,000 for the write-down of fixed assets. All these assets were acquired and recorded as part of the Chloride Copper Project.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010
NOTE 6 – NOTE PAYABLE

The Company had the following notes payable outstanding as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Promissory note payable dated August 16, 2010 due to Brian Hebb including accrued interest.	$42,055	$35,578

Promissory note payable dated August 6, 2010 due to Black Diamond Realty Mgmt including accrued interest.	26,126	25,000

Promissory note payable dated May 5, 2010 due to Brian Hebb including accrued interest.	155,146	129,000

Notes payable acquisition as a part of the Chloride Copper Project dated March 22, 2010 including accrued interest	413,001	360,000

Promissory note payable dated September 30, 2011 due to South Concord Corp including accrued interest	35,667	30,658

Promissory notes payable dated October 29, 2010 due to Asher Enterprises including accrued interest	0-	56,027

Promissory notes payable dated November 29, 2010 due to Asher Enterprises including accrued interest	-0-	32,558

Promissory notes payable dated May 18, 2011 due to Black Pool Partners LLC including accrued interest.	6,857	-0-

Promissory notes payable dated June 8, 2011 due to Asher Enterprises including accrued interest	26,419	-0-

Promissory notes payable dated July 1, 2011 due to Asher Enterprises including accrued interest	26,002	-0-

Promissory notes payable dated August 30, 2011 due to Asher Enterprises including accrued interest	38,511	-0-

Promissory notes payable dated October 14, 2011 due to Asher Enterprises including accrued interest	32,147	-0-
	801,931	668,821
	-0-	-0-

The Company entered into a promissory note with Brian Hebb on August 16, 2010 in the amount of $34,527. The note has an interest rate of 8% with the maturity date of July 15, 2011. The Company is currently in default of the note. As of December 31, 2011 and 2010, the Company had a balance due including principal, interest and default penalties in the amount of $42,055 and 35,578, respectively.

The Company entered into a promissory note with Black Diamond Realty Mgmt on August 6, 2010 in the amount of $25,000. The note does not have an interest rate on the principal balance and matured on August 16, 2011. The Company is currently in default of the note. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $26,126 and 25,000, respectively.

The Company entered into a promissory note with Brian Hebb on May 5, 2010 in the amount of $125,000

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

. The note has an interest rate of 8% with the maturity date of August 16, 2011. The Company is currently in default of the note. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $155,146 and $129,000, respectively.

The Company entered into the purchase interest of the Chloride Copper Project from Medina Property Group, LLC which resulted in the Company acquiring the debt and a promissory note dated March 22, 2010 in the amount of $360,000. The note has an interest rate of 8% with the maturity date of September 22, 2010. The Company is currently in default of the note, As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $413,001 and $360,000, respectively.

The Company entered into a Convertible Promissory Note with South Concord, a related party, on September 30, 2010 in the amount of $30,000. The note has an interest rate of 10% with the maturity date of September 30, 2011. The Company is currently in default of the note. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $35,667 and $30,658, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on October 29, 2010 in the amount of $55,000. The note has an interest rate of 8% with the maturity date of August 2, 2011. During the course of the year ended December 31, 2011 Asher Enterprises converted the note including both principle and accrued interest to the Company’s common stock in accordance to the terms of the Agreement. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $0 and $56,027, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on November 29, 2010 in the amount of $32,500. The note has an interest rate of 8% with the maturity date of September 1, 2011. During the course of the year ended December 31, 2011 Asher Enterprises converted the note including both principle and accrued interest to the Company’s common stock in accordance to the terms of the Agreement. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $0 and $32,558, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on January 20, 2011 in the amount of $32,500. The note has an interest rate of 8% with the maturity date of October 24, 2011. During the course of the year ended December 31, 2011 Asher Enterprises converted the note including both principle and accrued interest to the Company’s common stock in accordance to the terms of the Agreement. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $0 and $0, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on April 27, 2011 in the amount of $32,500. The note has an interest rate of 8% with the maturity date of January 30, 2012. During the course of the year ended December 31, 2011 Asher Enterprises converted the note including both principle and accrued interest to the Company’s common stock in accordance to the terms of the Agreement. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $0 and $0, respectively.

The Company entered into a demand Promissory Note with Blackpool Partners LLC; a company owned the Company’s CEO and a related party, on May 18, 2011 in the amount of $6,700. The note has an interest rate of 4%. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $6,857 and $0, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on June 8, 2011 in the amount of $32,500. The note has an interest rate of 8% with the maturity date of March 13, 2012. During the course of the year ended December 31, 2011 Asher Enterprises converted $10,000 in principle balance of the note to the Company’s common stock in accordance to the terms of the Agreement. As of December 31, 2011 and 2010, the Company had a balance due including, principal, default interest and penalties in the amount of $26,419 and $0, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on July 1, 2011 in the amount of $25,000. The note has an interest rate of 8% with the maturity date of April 5, 2012. As of December 31, 2011 and 2010, the Company had a balance due including, principal and accrued interest in the amount of $26,002 and $0, respectively.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on August 30, 2011 in the amount of $37,500. The note has an interest rate of 8% with the maturity date of June 4, 2012. As of December 31, 2011 and 2010, the Company had a balance due including, principal and accrued interest in the amount of $38,511 and $0, respectively.

The Company entered into a Convertible Promissory Note with Tangiers. on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with the maturity date of July 14, 2012. As of December 31, 2011 and 2010, the Company had a balance due including, principal and accrued interest in the amount of $32,417 and $0, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2011:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Embedded derivative liability	$2,262	$-	$-	$2,262
	$2,262	$-	$-	$2,262

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010:

	Total	Level 1	Level 2	Level 3

LIABILITIES:
Embedded derivative liability	$20,212	$-	$-	$20,212
	$20,212	$-	$-	$20,212

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

8. ADVANCE RELATED PARTY

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Brian Hebb a related party advance the Company $90,573 for working capital expenses. As of December 31, 2011 and December 31, 2010, an advance payable of $90,573 was due to Brian Hebb, a related party.

9. EQUITY

As of December 31, 2011, the Company is authorized to issue 450,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.. The Company’s common stock was divided into two classes of common stock with 440,000,000 shares to the Class A common stock and 10,000,000 shares to the Class B common stock.

On June 17, 2011 the Company amended its articles of incorporation (the “Articles”), to increase the number of shares of the Company’s common stock authorized for issuance to 460,000,000 shares, of which 10,000,000 shares were designated as “blank check” preferred stock. The amendment also created two classes of common stock of the corporation and designated 250,000,000 shares to the Class A common stock and 200,000,000 shares to the Class B common stock.

On December 20, 2011, the Company amended its articles of incorporation as follows: The Company Class A Common stock was changed from 250 million (250,000,000) to 440 million (440,000,000) and the number of Class B Common Stock was changed from 200 million (200,000,000) to 10 million (10,000,000). The Total authorized common shares were 450,000,000 and the total authorized  and Preferred Stock  was 10,000,000 Preferred shares for the year ended December 31, 2011.

As of December 31, 2010, the Company was authorized to issue 150,000,000 shares of common stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value.

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

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

On July 14, 2006, our shareholders declared a five and one half (5.5) share dividend for each one share of the issued and outstanding shares. The record date was July 28, 2006; payable July 31, 2006. The number of common stock outstanding increased from 1,860,000 to 12,090,000.  Prior period information has been restated to reflect the stock dividend on a retroactive basis.

See Note 4. Chloride Copper Project – Business Combination for a discussion of an Asset Purchase Agreement (the “Purchase Agreement”) entered into by the Company together with Medina Property Group LLC, a Florida limited liability company (“Medina”), pursuant to which the Company agreed to purchase 80% of certain assets of Medina known as the Chloride Copper Project and pursuant to which the purchase price consisted of the issuance of 12,750,000 shares of our common stock, which shares were issued on or about August 9, 2010, to Medina and certain of its designees.  In connection with and pursuant to the terms of the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 shares of the Company’s Common Stock, which shares were returned on June 23, 2010 and, as a result, a change of our shareholder voting control occurred. The net shared issued for this transactions is 7,402,000 shares. The Company recorded these issuance at the market value of the stock at that time which was $1 per share. The net value for this issuance was $7,402,000

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company which shares of common stock were valued at $3,00 based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement and for which the Company recorded a debit to consulting expense in the amount of $100,000.

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

On January 13, 2011 the Company issued Patrick Champney, our former Chief Executive Officer, and a Director of the Company, 1,000,000 shares of the Company’s Common Stock in consideration for his services to the Company and as per his employment agreement.  The shares of common stock were valued at $510,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.51 per share.

On January 19, 2011 the Company issued Brenda Hamilton, an attorney for the Company, 120,000 shares of the Company’s Common Stock in consideration for her services to the Company. The shares of common stock were valued at $62,400 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.52 per share.

On January 19, 2011 the Company issued, Kathi Rodriguez a contractor for the Company, 10,000 shares of the Company’s Common Stock in consideration for her services to the Company. The shares of common stock were valued at $5,200 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.52 per share.

On January 24, 2011 the Company issued Cella Lange and Cella, LLP an attorney for the Company, 100,000 shares of the Company’s Common Stock in consideration for their services to the Company. The shares of common stock were valued at $53,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.53 per share.

On February 2, 2011 the Company issued Cella Lange and Cella, LLP an attorney for the Company, 100,000 shares of the Company’s Common Stock in consideration for their services to the Company. The shares of common stock were valued at $19,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.19 per share.

On February 2, 2011 the Company issued Bradley Hacker our Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company and terms for his appointment as Chief Financial Officer.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

The shares of common stock were valued at $19,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.19 per share.

On April 18, 2011 the Company issued Eduardo Munoz a consultant for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services and reimbursement of expenses to the Company.  The Company recorded professional expenses and travel costs in the amount of $6,000 based on the market trading value of the shares on the date of issuance

From May, 12, 2011 through December 31, 2011 the Company issued Asher Enterprises during seventeen dates a total of 86,672,004 shares of the Company’s Common stock.  The stock was issued in exchange for the conversion of notes payable totaling $538,493 issued during 2010 and 2011.

From May, 12, 2011 through December 31, 2011 the Company issued Asher Enterprises during seventeen dates a total of 86,672,004 shares of the Company’s Common stock.  The stock was issued in exchange for the conversion of notes payable totaling $538,493 issued during 2010 and 2011.

On May 24, 2011 the Company issued First Capital Partners, Inc. a public relations firm for the Company, 750,000 shares of the Company’s Common Stock in consideration for their services to the Company.  The Company recorded professional expenses of $15,000 based on the market trading value of the shares on the date of issuance.

On June 7, 2011 the Company issued Michael Rowland as consultant for the Company, 300,000 shares of the Company’s Common Stock in consideration for his services to the Company.  The Company recorded professional expenses of $6,000 based on the market trading value of the shares on the date of issuance

Common Shares Subscribed, Not Issued

During the year ending December 31, 2010, the Company entered into a subscription agreement. Whereas for the value of $75,000 the company agreed to issue 300,000 shares of the Company’s common stock. The Company received the $75,000 however as of December 31, 2011 and 2010 the company had not issued the common shares to the third party. The Company considers the value of the stock as subscribed stock, Not Issue and as a short term liability as of December 31, 2011 since  as over twelve months have elapsed since the subscription agreement was entered into by the Company.

Effective March 10, 2011, the Company entered into a two month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 200,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares.  Effective May 11, 2011, the Company entered into a four month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 2,000,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares. The Company recorded a consulting expense on the date agreements were issued.

Following is a summary of the subscribed share activity:

Shares Subscribed, Not Issued

During the Year Ended December 31, 2011, the Company subscribed 2,200,000 shares of common stock its current CEO J. Rod Martin.

The shares had not been issued as of December 31, 2011.

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

Following is a summary of the subscribed share activity:
Common Stock Subscribed, Not Issued (Shares)
		Incentive
	Cash	Compensation	Services	Total
Shares subscribed	--	2,200,000	$262,000	$262,000
Balance December 31, 2011	--	2,200,000	$262,000	$262,000

Preferred Stock

As of December 31, 2011 and 2010, respectively the company had 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $10,300,000, which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and 2010 consist of the following:

Current:	December 31, 2011	December 31, 2010
Federal	$-	$-
State	-	-
Deferred:
Federal	$573,778	$5,206
State	88,819	-
	662,597	5,206
Change in valuation allowance	(662,597)	(5,206)
Provision for income taxes, net	$-	$-

SIERRA RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2011	December 31, 2010

Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%
Valuation allowance	(39.50)	(39.50)%
Effective tax rate	-0-%	-0-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	DECEMBER 31, 2011	DECEMBER 31, 2010

Net operating loss carryforward	10,300,000	8,527,438
Valuation allowance	(10,300,000)	(8,527,438)
Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $10,300,000 available to offset future taxable income through 2030.

10. SUBSEQUENT EVENTS

On January 11, 2012, the Company Amended its Article of Incorporation and increased  the authorized common stock of the company from 450,000,000 to 1,500,000,000 shares. Subsequently, on April 13, 2012 the Company canceled the Amendment.  Therefore, the company continues to operate with 450,000,000 common shares and 10,000,000 preferred shares of authorized stock under its Articles of Incorporation.

On January 31, 2012 the Company filed for an amendment of its Articles of Incorporation creating two classes of Preferred stock with 1,000,000 shares of Class A preferred Shares and 9,000,000 shares of Class B Preferred Shares.

Effective February 20, 2012 the board of directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%. The Company paid an initial deposit in February 2012 of $13,500 for the additional interest.

On March 9, 2012, former Director James Stonehouse and the Company entered in to a settlement agreement and general release of claims whereby all debt of approximately $106,000 owed by the Company to Mr. Stonehouse were satisfied in exchange for 250,000 options at an exercise price of  $0.05 per share.

During January to March 2012 the Company issued Asher Enterprises a total of 94,387,340 shares of the Company Common stock. The stock was issued in exchange for the conversion of notes payable issued on the remaining balance of June 8, 2011, July, 1, 2011 and a portion of August 30, 2011.

On February 16, 2012 the Company issued Grand View Ventures, LLC 8,650,000 shares of the Company’s Common Stock in consideration for a convertible promissory note in the amount of $190,000. The terms of the convertible promissory note are outlined in Note 7 of the accompanying financial statements. In conjunction with the $190,000 note, Grand View Ventures also received a common stock purchase warrant to purchase 6,900,000 shares of common stock with an exercise price of $0.015 per share.