Form 10-Q
period 2012-03-31
SIERRA RESOURCE GROUP INC
filed 2012-05-21
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2012 the issuer had 301,191,344 issued shares of Common Stock, $0.001 par value.

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

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,127	$132
Accounts receivable, net
TOTAL CURRENT ASSETS	46,127	132
Mining Interest	6,500

TOTAL ASSETS	$52,627	$132

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$254,551	$369,882
Embedded derivative liabilities	2,262	2,262
Officer advances	90,573	90,573
Subscribed Shares - Not Issued	75,000	75,000
Note payable	1,016,939	801,963

TOTAL CURRENT LIABILITIES	1,439,325	1,339,680

TOTAL LIABILITIES	1,439,325	1,339,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Class A Common stock, $0.001 par value: 440,000,000 shares authorized;
301,191,344 and 206,804,004 issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	301,191	206,804

Class B Common stock, $0.001 par value: 10,000,000 shares authorized;
none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Preferred stock, $0.001 par value: 10,000,000 shares authorized;
none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock subscribed, not issued $.001 par value 13,707,467 and 2,200,000
at March 31, 2012 and December 31, 2011, respectively	278,921	262,000
Additional Paid-in capital	8,612,607	8,495,151
Accumulated deficit	(10,579,417)	(10,303,503)
TOTAL STOCKHOLDERS' DEFICIT	(1,386,698)	(1,339,548)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,627	$132

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended		December 21, 1992
	March 31,		(Inception) to
	2012	2011	March 31, 2012
REVENUE
Revenue	$—	$—	$1,275
Total revenue	—	—	1,275
OPERATING EXPENSES
Amortization		—	11,972
Selling, general and administrative expenses	223,999	493,759	1,824,309
Total operating expenses	223,999	493,759	1,836,281

Operating loss	(223,999)	(493,759)	(1,835,006)

Other Income (expense)
Gain on Forgivess of Debt	125,449		125,449
Interest expense	(177,366)	(6,844)	(656,346)
Amortization of discount on convertible debt	—	(3,486)	(293,671)
Loss on embedded derivative	—	—	(22,474)
Loss on Impairment of goodwill and equipment	—	—	(7,907,597)

Total other income (expense)	(51,917)	(10,330)	(8,754,639)

LOSS BEFORE INCOME TAXES	(275,916)	(504,089)	(10,579,417)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	(275,916)	$(504,089)	(10,579,417)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING at December 31, 2010 and 2009, respectively	251,929,486	118,733,236

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH MARCH 31, 2012

	For the Three Months Ended		December 21, 1992
	March 31,		(Inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(275,916)	$(504,089)	$(10,579,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	0	414,700	751,134
Stock subscribed not issued for services	0		262,000
Loss on Impairment	0	0	7,907,597
Loss on embedded derivatives	0	3,486	2,262
Amortization	0	0	11,972
Changes in operating assets and liabilities:
Gain of forgivess of debt	(125,449)		(125,449)
Accounts receivable	0	0
Accrued Interest - related party	(259)	6,844	98,557
Accounts payable	(10,118)	17,238	357,683

Net cash used in operating activities	(411,742)	(61,821)	(1,313,661)

Cash Flows from Investing Activities
Investment in oil and gas interests	(6,500)		(36,000)
Net cash used in investing activities	(6,500)		(29,500)

Cash flows from financing activities:
Issuance of common stock			1,860
Interest expense for conversion of stock	196,737		573,822
Proceeds from issuance of subscribed stock	10,000	0	85,000
Proceeds from officer advances	0	0	90,573
Proceeds from note payable-related party	67,500	55,000	97,000
Proceeds from note payable	190,000	0	541,033

Net cash provided by financing activities	464,237	55,000	1,389,288

Net increase (decrease) in cash and cash equivalents 117,552,000 and 12,090,000 issued and outstanding	45,995	(6,821)	46,127

Cash and cash equivalents at beginning of period	132	23,431

Cash and cash equivalents at end of period and at December 31, 2009, respectively	46,127	16,610	$46,127

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.
(An Exploration Stage Company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
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

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2012, we had an accumulated deficit of $10,579,417 and a working capital deficit of $1,393,619. During the quarter ended March 31, 2012, we incurred a loss of $265,739. We had no significant revenues or earnings from operations.  We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers

Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectability is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2012, respectively, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The company impaired its goodwill of approximately $7,602,000 during the year ended December 31, 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012 and December 31, 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding:

The following table represents the computation of basic and diluted losses per share:
	March 31,	March 31,
	2012	2011
Losses available for common shareholders	(275,916)	(504,089)

Weighted average common shares outstanding	(251,929,486)	(118,733,236)
Basic loss per share	(.00)	(.00)
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5. CHLORIDE COPPER PROJECT

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

The Company's acquisition of the Chloride Copper Project was accounted for in accordance with ASC 805 Business Combinations and the Company has allocated the purchase price based upon the fair value of the net assets acquired and liabilities assumed.

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

NOTE 6 – NOTE PAYABLE

The Company had the following notes payable outstanding as of December 31, 2011 and March 31, 2012:
	December 31, 2011	March 31, 2012
Promissory note payable dated August 16, 2010 due to Brian Hebb including accrued interest.	$42,055	$46,765
Promissory note payable dated August 6, 2010 due to Black Diamond Realty Mgmt including accrued interest.	26,126	26,126
Promissory note payable dated May 5, 2010 due to Brian Hebb including accrued interest.	155,146	172,402
Notes payable acquisition as a part of the Chloride Copper Project dated March 22, 2010 including accrued interest	413,001	421,239
Promissory note payable dated September 30, 2011 due to South Concord Corp including accrued interest	35,667	38,539
Promissory notes payable dated May 18, 2011 due to Black Pool Partners LLC including accrued interest.	6,857
Promissory notes payable dated June 8, 2011 due to Asher Enterprises including accrued interest	26.149
Promissory notes payable dated July 1, 2011 due to Asher Enterprises including accrued interest	26.002
Promissory notes payable dated August 30, 2011 due to Asher Enterprises including accrued interest	38,511	18,759

Promissory notes payable dated October 17, 2011 due to Tangiers Investors, LP including accrued interest	32,147	32,933
Promissory notes payable dated January 13, 2012 due to Asher Enterprises including accrued interest	-0-	38,141
Promissory notes payable dated February 16, 2012 due to Grand View Ventures including accrued interest		191,832
Promissory notes payable dated February 29, 2012 due to Asher Enterprises including accrued interest	-0-	30,203
Total Notes Payable – Current Portion	801,931	1,016,879

Total Notes Payable – Long-Term Portion	-0-	-0-

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

The Company entered into a promissory note with Brian Hebb on May 5, 2010 in the amount of $125,000. The note has an interest rate of 8% with the maturity date of August 16, 2011. The Company is currently in default of the note.

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

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on January 13, 2012 in the amount of $37,500. The note has an interest rate of 8% with the maturity date of January 7, 2013.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on February 29, 2012 in the amount of $30,000. The note has an interest rate of 8% with the maturity date of February 23, 2013.

The Company entered into a Promissory Note with Grand View Ventures. on February 16, 2012 in the amount of $190,000. The note has an interest rate of 8% with the maturity date of February 16, 2013.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2011 and March 31, 2012:

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

NOTE 8. ADVANCE RELATED PARTY
In connection with consummation of the Share Purchase Agreement on March 17, 2010, Brian Hebb a related party advance the Company $90,573 for working capital expenses. As of December 31, 2011 and March 31, 2012, an advance payable of $90,573 was due to Brian Hebb, a related party.

NOTE 9. EQUITY

As of March 31, 2012, the Company is authorized to issue 450,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.. The Company’s common stock was divided into two classes of common stock with 440,000,000 shares to the Class A common stock and 10,000,000 shares to the Class B common stock.

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

At August 23, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.  The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock.  This issuance resulted in aggregate gross proceeds to the Company of $75,000. At March 31, 2012 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded a credit to subscribed shares.

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

Fram January 31, 2012 through March 31, 2012 the Company issued Asher Enterprises during eleven dates a total of 94,387,340 shares of the Company’s Common stock.  The stock was issued in exchange for the conversion of notes payable totaling $84,119 issued during 2012.

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
-----------------------------

During the Year Ended December 31, 2011, the Company subscribed 2,200,000 shares of common stock its current CEO J. Rod Martin.

The shares had not been issued as of December 31, 2011 and March 31, 2012.

During the quarter ended March 31, 2012, the Company entered into a subscription agreement with Grandview Ventures. Whereas for the value of $10,000 the company agreed to issue 8,650,000 shares of the Company’s common stock. The Company received the $10,000 however as of March 31, 2012 the company had not issued the common shares to the third party. The Company considers the value of the stock as subscribed stock,
Preferred Stock

As of December 31, 2011 and March 31, 2012, respectively the company had 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share

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

 The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and March 31, 2012consist of the following:
Current:	December 31, 2011	March 31, 2012
Federal	$-	$-
State	-	-
Deferred:
Federal	$573,778	$88,000
State	88,819	13,000
	662,597	101,000
Change in valuation allowance	(662,597)	(101,000)
Provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:
	December 31, 2011	March 31, 2012

Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%
Valuation allowance	(39.50)	(39.50)%
Effective tax rate	-0-%	-0-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	DECEMBER 31, 2011	MARCH 31, 2012

Net operating loss carryforward	10,300,000	10,579,000
Valuation allowance	(10,300,000)	(10,579,000)
Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $10,300,000 available to offset future taxable income through 2030.

NOTE 11. OTHER EVENTS

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

Effective February 20, 2012 the board of directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%. The Company paid an initial deposit in February 2012 of $6,500 for the additional interest .  The letter intent has been extended to June 15, 2012 at which time a definitive agreement will be executed.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Net Loss

For the three months ended March 31, 2012 and the three months ended March 31, 2011, we had a net loss of approximately $275,916 and $504,089, respectively. The decrease in loss is mainly the result of expenses related to the costs of professional fees of $400,000 in 2011 of which $375,000 of the costs was stock issued to professionals for services rendered and $25,000 is for payroll in the quarter. There were no expenses for professional fees in exchange for stock in 2012.

Liquidity and Capital Resources

We had working capital deficit of approximately $ 1,393,619 and $ 1,339,548 at March 31, 2012 and December 31, 2011, respectively.

 The primary effort of the Company is to acquire the necessary funding to bring the Chloride Copper Mine into production in order to generate working capital from its operation.

However, without obtaining the necessary funding, there is substantial doubt about our ability to continue as a going concern.

Total Assets were approximately $52,627 at March 31, 2012 compared to $132 at December 31, 2011.  The increase in total assets is exclusively attributed to funds used for working capital during the first quarter related to professional fees of a public company and loans obtained from third parties.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At March 31, 2012 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2012 . There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2012. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

During the quarter ended March 31, 2012 the Company issued Asher Enterprises during a total of 94,387,340 shares of the Company Common stock. The stock was issued in exchange for the conversion of note payable issued in 2011. The conversions were transacted nine (9) times during the quarter as per terms of the agreement.

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

During the quarter ended March 31, 2012, the Company entered into a subscription agreement with Grandview Ventures. Whereas for the value of $10,000 the company agreed to issue 8,650,000 shares of the Company’s common stock.

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

Item 4.   Mine Safety Disclosures

 None-as the mine is not operational at this time.

Item 5.  Other Information.

On February 20, 2012 the board of directors approved and the Company agreed to an Employment agreement with J. Rod Martin, CEO.  The employment agreement has a three-year term and is effective January 1, 2012.  The agreement provides for an annual salary of $150,000 until the Company begins production at the Chloride Copper Mine at which time the rate shall increase to $250,000 per year.  The agreement also includes a bonus to be determined in good faith by the Board of Directors at the end of each fiscal year with a target of $350,000 adjusted in accordance with performance.  Included in the agreement, Mr. Martin shall also receive a stock bonus representing up to an additional 40 million option shares exercisable at $0.05 per share earned in the following manner; 25% upon opening the Chloride copper plant, 25% when the company begins production at the Chloride Copper Plant, 25% upon the Company’s generation of a cumulative $5 million in revenue, and 25% upon the Company’s generation of a cumulative $10 million in revenue.  At the time of the execution of this agreement, the bonus stock option price significantly exceeded the current market price thus they currently hold no value.  The employment agreement also calls for a standard benefits package.

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

On May 2, 2012, the Board of Directors of the Company by unanimous written consent appointed Barton R. Budman and Carlos F. Cordón to its Board of Directors.

On May 3, 2012 the Company issued Grand View Ventures, LLC 6,666,666 shares of the Company’s Common Stock in consideration for $33,3333.  A convertible promissory note in the amount of $133,333 was also executed.  The note has an interest rate of 8% with the maturity date of November 1, 2012.  In conjunction with the $133,333 note, Grand View Ventures also received a common stock purchase warrant to purchase 6,666,666 shares of common stock with an exercise price of $0.012 per share.

On May 3, 2012 the Company issued The Oak Street Trust 3,333,333 shares of the Company’s Common Stock in consideration for $16,667.  In conjunction with the stock consideration, The Oak Stree Trust also received a common stock purchase warrant to purchase 3,333,333 shares of common stock with an exercise price of $0.012 per share.

On May 3, 2012 the Company issued Shadow Capital, LLC 3,333,333 shares of the Company’s Common Stock in consideration for $16,667.  In conjunction with the stock consideration, Shadow Capital, LLC also received a common stock purchase warrant to purchase 3,333,333 shares of common stock with an exercise price of $0.012 per share.

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

SIERRA RESOURCE GROUP, INC.

Date: May 15, 2012	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: May 15, 2012	By:	/s/ Brad Hacker
Brad Hacker
Chief Financial Officer