Form 10-K/A
period 2011-12-31
SIERRA RESOURCE GROUP INC
filed 2012-06-19
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-K/ A
Amendment #1

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

Signature	Capacity	Date

/s/ J. ROD MARTIN	President, Chief Executive	June 19, 2012
J. ROD MARTIN	Officer
(Principal Executive Officer)

/s/BRAD HACKER	Chief Financial Officer Vice President	June 19, 2012
BRAD HACKER	(Principal Financial Officer)

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