Form 10-K/A
period 2011-12-31
SIERRA RESOURCE GROUP INC
filed 2012-06-20
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-K/ A
Amendment #2

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       [X] Yes   [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         [ X ]  Yes   [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Signature	Capacity	Date

/s/ J. ROD MARTIN	President, Chief Executive	June 20, 2012
J. ROD MARTIN	Officer
(Principal Executive Officer)

/s/BRAD HACKER	Chief Financial Officer Vice President	June 20, 2012
BRAD HACKER	(Principal Financial Officer)

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