Form 10-Q/A
period 2012-03-31
SIERRA RESOURCE GROUP INC
filed 2012-06-20
CIK 1076966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q/ A
Amendment #2

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

SIERRA RESOURCE GROUP, INC.

Date: June 20, 2012	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: June 20, 2012	By:	/s/ Brad Hacker
Brad Hacker
Chief Financial Officer