Form 10-Q
period 2012-06-30
SIERRA RESOURCE GROUP INC
filed 2012-08-21
CIK 1076966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

Commission File Number: 000-25301

SIERRA RESOURCE GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0413922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9550 S. Eastern Ave., Suite 253, Las Vegas, NV 89123

(Address of principal executive offices)

Registrant’s telephone number, including area code: (702) 462-7285

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2012 the issuer had 335,620,287 issued shares of Common Stock, $0.001 par value.

CERTIFICATIONS
1.01	Letter of Intent by and between Sierra Resource Group Inc. and Medina Property Group, LLC in regard to the purchase of 10% minority ownership
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1. Condensed financial statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

As stated in our Current Report on SEC Form 8-K/A filed on August 7, 2012, we have engaged Marcum LLC (“Marcum”) as our independent registered public accountants. Marcum has advised the Company that they have not yet completed their review of our interim financial statements contained in this quarterly report on Form 10-Q. Upon completion of the review by Marcum, we will file an amended report on Form 10-Q accordingly.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,951	$132
Accounts receivable, net		—
Other Current Assets	2,500

TOTAL CURRENT ASSETS	18,451	132

OTHER ASSETS
Reclamation Bonds	1,470
Capitalized Mine Expenses	52,379
Investment in Minority Interest	6,500

TOTAL OTHER ASSETS	60,349	—

TOTAL ASSETS	$78,800	$132

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$411,283	$369,882
Conversion option liabilities	2,262	2,262
Officer advances	90,573	90,573
Subscribed Shares - Not Issued	75,000	75,000
Note payables - related party	—	388,962
Note payable	425,526	413,001

TOTAL CURRENT LIABILITIES	1,004,644	1,339,680

TOTAL LIABILITIES	1,004,644	1,339,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued and outstanding at March 31, 2011 and December 31, 2010, respectively		—
Class A Common stock, $0.001 par value: 440,000,000 shares authorized; 335,620,287 and 206,804,004 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	335,620	206,804
Class B Common stock, $0.001 par value: 200,000,000 shares authorized; Zero shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock subscribed, not issued $.001 par value 21,390,801 and 2,200,000 at June 30, 2012 and December 31, 2011, respectively	285,254	262,000
Additional Paid-in capital	8,729,361	8,495,151
Accumulated deficit	(10,276,078)	(10,303,503)

TOTAL STOCKHOLDERS’ DEFICIT	(925,843)	(1,339,548)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,800	$132

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
Revenue	$—	$—	—	—

Total revenue	—	—	—	—
OPERATING EXPENSES
Amortization		—	—	—
Selling, general and administrative expenses	326,004	300,963	550,001	794,722

Total operating expenses	326,004	300,963	550,001	794,722

Operating loss	(326,004)	(300,963)	(550,001)	(794,722)

Other Income (expense)
Interest expense	(42,654)	(197,605)	(220,018)	(204,449)
Amortization of discount on convertible debt	—	(61,556)	—	(65,042)
Forgiveness of Debt	671,996	—	797,445	—
Loss on Impairment of goodwill and equipment	—	—	—	—

Total other income (expense)	629,342	(259,161)	577,426	(269,491)

INCOME (LOSS) BEFORE INCOME TAXES	303,338	(560,124)	27,425	(1,064,213)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	303,338	$(560,124)	27,425	(1,064,213)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	284,055,446	123,365,087	284,055,446	121,049,161

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

AND FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH June 30, 2012

	For the Six Months Ended June 30,		December 21, 1992 (Inception) to
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$27,425	$(1,064,213)	$(10,265,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services		709,033	751,134
Accrued Liability from Acquisition			262,000
Loss on Impairment	—	—	7,907,597
Amortization of discount on convertible debt and debt issuance costs	0	47,545	2,262
Amortization	—	—	11,972
Changes in operating assets and liabilities:	—	—	0
Accounts receivable	—	—	0
Other Current Assets	(2,500)		(2,500)
Other Assets	(1,470)		(1,470)
Other Accrued Liabilities			0
Accrued Interest - related party	—	33,700	98,816
Accounts payable	41,401	(28,643)	409,202

Net cash used in operating activities	64,856	(302,578)	(826,835)

Cash Flows from Investing Activities
Conversion of Note Payable	(60,857)	(32,500)	(60,857)
Capitalization of Mine Expenes	(52,379)		(52,379)
Purchase of Minority Interest	(6,500)		(6,500)
			0
Investment in oil and gas interests	—	—	(29,500)

Net cash used in investing activities	(119,735)	(32,500)	(149,235)

Cash flows from financing activities:
Issuance of common stock	363,026		364,886
Interest expense for conversion of stock		204,449	373,357
Exstinguishment (write-off) of Notes Payable	(641,383)		(641,383)
Payments on Notes Payable	(11,250)		(11,250)
Proceeds from issuance of subscribed stock	23,254	—	98,254
Proceeds from officer advances	—	—	90,573
Proceeds from note payable-related party		120,000	29,500
Proceeds from note payable	337,052	—	688,085

Net cash provided by financing activities	70,699	324,449	992,022

Net increase in cash and cash equivalents	15,820	(10,629)	15,952
Cash and cash equivalents at beginning of period	132	23,431

Cash and cash equivalents at end of period	15,952	$12,802	$15,952

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Effect of Assignment and Quit Claim of Oil and Gas Leases	—	(32,330)
Investment in equipment	—	125,000
Investments in mining interests	—	767,040

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2012, we had an accumulated deficit of $10,303,504 and a working capital deficit of $925,844. During the six months ended June 30, 2012, we incurred $27,425 of Net Income. As we had no significant revenues or earnings from operations, the Net Income was derived from our recognition of Forgiveness of Debt. We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

The Company’s ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

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

Exploration Stage Enterprise

The Company’s financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

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

Pursuant to guidance in Topic 605, “Revenue Recognition for Financial Statements”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 30, 2012 but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2010, management at that time had determined that it would impair the mining claim located in Arizona to zero.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) “Goodwill and Other Intangible Assets,” goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

The company impaired its goodwill of approximately $7,602,000 during the year ended December 31, 2010.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, “Accounting for Income Taxes”, to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; “Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 (“Topic 740”). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At June 30, 2012 and December 31, 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Fort Lauderdale, Florida. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

NOTE 4 - NET EARNINGS (LOSS) PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding:

The following table represents the computation of basic and diluted losses per share:

	June 30, 2012	June 30, 2011
Income (Loss) available for common shareholders	27,425	(1,064,213)
Weighted average common shares outstanding	284,055,446	121,049,161

Basic Earnings (Loss) per share	.00	(.001)

Net Earnings (Loss) per share is based upon the weighted average shares of common stock outstanding

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

The Company’s acquisition of the Chloride Copper Project was accounted for in accordance with ASC 805 Business Combinations and the Company has allocated the purchase price based upon the fair value of the net assets acquired and liabilities assumed.

The purchase price was $7,505,529 which, pursuant to the Purchase Agreement, The purchase price included the issuance of 12,750,000 shares of common stock by the Company to Medina or its assignees, return of 5,358,000 by Black Diamond and the payment of $125,000 to the original seller of certain equipment where the Chloride Copper Mine is located, as designated by Medina in the Purchase Agreement. The purchase price was determined based on the Company’s analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement. The Company recognized goodwill of $7,602,069 and assumed $384,540 in liabilities, which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable.

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

NOTE 6 – NOTE PAYABLE

The Company had the following notes payable outstanding as of December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012
Promissory note payable dated August 16, 2010 due to Brian Hebb including accrued interest.	$42,055
Promissory note payable dated August 6, 2010 due to Black Diamond Realty Mgmt including accrued interest.	26,126
Promissory note payable dated May 5, 2010 due to Brian Hebb including accrued interest.	155,146
Notes payable acquisition as a part of the Chloride Copper Project dated March 22, 2010 including accrued interest	413,001
Promissory note payable dated September 30, 2011 due to South Concord Corp including accrued interest	35,667
Promissory notes payable dated May 18, 2011 due to Black Pool Partners LLC including accrued interest.	6,857
Promissory notes payable dated June 8, 2011 due to Asher Enterprises including accrued interest	26.149
Promissory notes payable dated July 1, 2011 due to Asher Enterprises including accrued interest	26.002
Promissory notes payable dated August 30, 2011 due to Asher Enterprises including accrued interest	38,511
Promissory notes payable dated October 17, 2011 due to Tangiers Investors, LP including accrued interest	32,147	18,750
Promissory notes payable dated January 09, 2012 due to Asher Enterprises including accrued interest	-0-	38,922
Promissory notes payable dated February 16, 2012 due to Grand View Ventures including accrued interest		200,541
Promissory notes payable dated February 29, 2012 due to Asher Enterprises including accrued interest	-0-	30,802
Promissory notes payable dated May 3, 2012 due to Grand View Ventures
Including accrued interest		136,511
Total Notes Payable – Current Portion	801,931	425,526
Total Notes Payable – Long-Term Portion	-0-	-0-

The Company believes the promissory note to Brian Hebb dated August 16, 2010, the promissory note to Black Diamond Realty Management dated August 6, 2010, the promissory note to Brian Hebb dated May 5, 2010 and the promissory note to South Concord Corp dated September 30, 2011 are not legitimate debt instruments of the Company. The Company has attempted to acquire documented proof of these obligations but none has been obtained. The Company has contacted the creditors and the Company’s prior Auditors for proper documentation but none has been provided. The Company has written-off these presumed fictitious debt instruments and has recognized the resulting Forgiveness of Debt Income as of June 30, 2012.

The Company has obtained documentation from Medina Property Group, Inc. releasing the Company’s obligation on the promissory note dated March 22, 2010. The Company has recognized the resulting Forgiveness of Debt Income as of June 30, 2012.

The Company entered into a demand Promissory Note with Blackpool Partners LLC; a company owned by the Company’s CEO and a related party, on May 18, 2011 in the amount of $6,700. The note has an interest rate of 4%. The Company has satisfied this obligation as of June 30, 2012.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on June 8, 2011 in the amount of $32,500. The note has an interest rate of 8% with the maturity date of March 13, 2012. During the course of the year ended December 31, 2011 Asher Enterprises converted $10,000 in principle balance of the note to the Company’s common stock in accordance to the terms of the Agreement. This obligation has been satisfied as of June 30, 2012.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on July 1, 2011 in the amount of $25,000. The note has an interest rate of 8% with the maturity date of April 5, 2012. This obligation has been satisfied as of June 30, 2012.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on August 30, 2011 in the amount of $37,500. The note has an interest rate of 8% with the maturity date of June 4, 2012. This obligation has been satisfied as of June 30, 2012.

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with the maturity date of July 14, 2012. The Company has renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been satisfied, and issue 3,000,000 shares of common stock to Tangiers.

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

The Company entered into a Promissory Note with Grand View Ventures on February 16, 2012 in the amount of $190,000. The note has an interest rate of 15% with the maturity date of February 16, 2013.

The Company entered into a Promissory Note with Grand View Ventures on May 3, 2012 in the amount of $133,000. The note has an interest rate of 15% with the maturity date of November 1, 2012.

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

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2011 and June 30, 2012:

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Embedded derivative liability	$2,262	$—	$—	$2,262

	$2,262	$—	$—	$2,262

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

NOTE 8. ADVANCE RELATED PARTY

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Brian Hebb a related party advance the Company $90,573 for working capital expenses. As of December 31, 2011 and June 30, 2012, an advance payable of $90,573 was due to Brian Hebb, a related party.

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

On June 7, 2011 the Company issued Michael Rowland as consultant for the Company, 300,000 shares of the Company’s Common Stock in consideration for his services to the Company. The Company recorded professional expenses of $6,000 based on the market trading value of the shares on the date of issuance

On May 10, 2012, the Company issued Barton Budman a common stock purchase option to purchase 1,000,000 shares of common stock with an exercise price of $0.05 per share as outlined in the consulting agreement dated February 21, 2012 between Barton Budman, a consultant, and the Company,

Common Shares Subscribed, Not Issued

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

The Company entered into a demand Promissory Note with Blackpool Partners LLC; a company owned by the Company’s CEO and a related party on May 18, 2011 in the amount of $6,700. This note has been satisfied and converted into 2,857,467 shares of common stock; however as of this filing the Company has not issued these shares.

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

Effective May 3, 2012, the Company enetered into subscription agreements with Grand View Ventures, The Oak Street Trust and Shadow Capital. Whereas for the values of $33,333, $16,667 and $16,667 the company agreed to issue 6,666,666 shares, 3,333,334 shares and 3,333,334 shares, respectively, of the Company’s common stock. The Company received the $33,333, $16,667 and $16,667 however as of June 30, 2012 the company had not issued the common shares to the third parties.

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The Company has renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been satisfied, and issue 3,000,000 shares of common stock to Tangiers; however as of this filing the Company has not issued these shares.

Following is a summary of the subscribed share activity:

Shares Subscribed, Not Issued

During the quarter ended March 31, 2012, the Company entered into a subscription agreement with Grandview Ventures, whereas, for the value of $10,000 the company agreed to issue 8,650,000 shares of the Company’s common stock. The Company has received the $10,000 and has issued the common shares to the third party.

Preferred Stock

As of December 31, 2011 and June 30, 2012, respectively the company had 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share

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

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and June 30, 2012 consist of the following:

Current:	December 31, 2011	June 30, 2012
Federal	$—	$—
State	—	—

Deferred:

Federal	$573,778	$88,000
State	88,819	13,000

	662,597	101,000
Change in valuation allowance	(662,597)	(101,000)

Provision for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2011	March 31, 2012
Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%

Valuation allowance	(39.50)	(39.50	) %
Effective tax rate	-0-%	-0-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	DECEMBER 31, 2011	JUNE 30, 2012
Net operating loss carryforward	10,300,000	10,303,504
Valuation allowance	(10,300,000)	(10,303,504)

Deferred income tax asset	—	—

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

Effective February 20, 2012 the board of directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%. The Company paid an initial deposit in February 2012 of $6,500 for the additional interest. The letter of intent has been extended to October 1, 2012 at which time a definitive agreement is expected to be executed.

On March 9, 2012, former Director James Stonehouse and the Company entered in to a settlement agreement and general release of claims whereby all debt of approximately $106,000 owed by the Company to Mr. Stonehouse were satisfied in exchange for 250,000 options at an exercise price of $0.05 per share.

The Company entered into a Promissory Note with Fogo, Inc. on July 31, 2012 in the amount of $200,000. The note has an interest rate of 12% with the maturity date of January 27, 2013. In consideration of the Promissory Note, Fogo, Inc also received Warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.03 per share.

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

The Chloride Copper Mine property consists of 37 unpatented lode mining claims and 14 mill site claims and it is located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona. The Chloride Copper Mine is comprised of an open pit mine and the existing onsite SXEW (Solvent extraction/electrowinning) processing plant.

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

Effective February 20, 2012 the board of directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%. The letter of intent is attached hereto as Exhibit 1.01 and is incorporated herein by reference. The letter of intent has been extended to October 1, 2012 at which time a definitive agreement is expected to be executed.

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

The likelihood of a material change in the Company’s expected realization of these assets is dependent on, among other factors, future taxable income and tax settlements. While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may require future adjustments to our tax assets and liabilities, which could be material.

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

Net Loss

For the six months ended June 30, 2012 and the six months ended June 30, 2011, we had net income (loss) of approximately $27,425 and ($1,064,213), respectively. Net income for the six months ended June 30, 2012 is solely the result of the recognition of Forgiveness of Debt.

Liquidity and Capital Resources

We had working capital deficit of approximately $ 925,844 and $ 1,339,548 at June 30, 2012 and December 31, 2011, respectively.

The primary effort of the Company is to acquire the necessary funding to bring the Chloride Copper Mine into production in order to generate working capital from its operation.

However, without obtaining the necessary funding, there is substantial doubt about our ability to continue as a going concern.

Total Assets were approximately $78,800 at June 30, 2012 compared to $132 at December 31, 2011. The increase in total assets is attributed to the capitalization of engineering and designing fees of third parties.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At June 30, 2012 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2012. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2011.

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

•	fluctuations in current prices of metal commodities extracted from the deposits;

•	changes in fuel prices and equipment;

•	labor rates;

•	changes in permit requirements; and

•	variations in actual extraction costs from those projected.

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

Our common stock is subject to penny stock regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be “penny stock”, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We are authorized to issue ten million shares of “blank check” preferred stock. Our board may issue the shares in response to a hostile take-over attempt, the board could issue such stock to a friendly party or “white knight” or could establish conversion or other rights in the preferred stock, which would dilute the common stock and make a transaction impossible or less attractive.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

During the quarter ended June 30, 2012 the Company issued Asher Enterprises during a total of 18,278,943 shares of the Company Common stock. The stock was issued in exchange for the conversion of note payable issued in 2011. The conversions were transacted three (3) times during the quarter as per terms of the agreement.

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

During the quarter ended June 30, 2012, the Company entered into a subscription agreements with Grandview Ventures, The Oak Street Trust and Shadow Capital. Whereas for the values of $33,333, $16,667 and $16,667 the company agreed to issue 6,666,666, 3,333,334, and 3,333,334 shares of the Company’s common stock, respectively.

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

On or about January 2012, the Depository Trust & Clearing Corporation (“DTC”) suspended post-trade settlement services (known as “Global Lock” or “Chill”) for our securities. Upon our inquiry, the compliance department at the DTC advised us that the Global Lock had been instituted due to their uncertainty about the valid issuance of shares of our company held in street name under their nominee Cede & Co. Our management subsequently provided documentation necessary to lift the Global Lock, and on August 14, 2012, the DTC advised us that they had resumed accepting deposits of the Company’s stock for depository and book-entry transfer services.

On June 6, 2012, the Company signed a Letter of Intent (“LOI”) with Upward Investments, LLC (“UI”) for the purchase of UI’s 90 acres of land adjacent to the Company’s existing claims. The Company would like to acquire UI’s property for the Company’s mining operations. Further representations and warranties shall be included in the to be drafted Definitive Agreement.

On May 3, 2012 the Company issued The Oak Street Trust 3,333,333 shares of the Company’s Common Stock in consideration for $16,667. In conjunction with the stock consideration, The Oak Street Trust also received a common stock purchase warrant to purchase 3,333,333 shares of common stock with an exercise price of $0.012 per share.

On May 3, 2012 the Company issued Shadow Capital, LLC 3,333,333 shares of the Company’s Common Stock in consideration for $16,667. In conjunction with the stock consideration, Shadow Capital, LLC also received a common stock purchase warrant to purchase 3,333,333 shares of common stock with an exercise price of $0.012 per share.

On May 10, 2012 the board of directors approved and the Company agreed to an Employment agreement with Barton Budman, CFO. The employment agreement has a three-year term and is effective May 10, 2012. The agreement provides for an annual salary of $100,000 until the Company begins production at the Chloride Copper Mine at which time the rate shall increase to $175,000 per year. The agreement also includes a bonus of thirty five percent (34%) of the base salary at the year end with a multiple factor of zero (0.0) and two (2.0) with the multiple factor to be determined by the Board of directors based on established performance targets. Included in the agreement, Mr. Budman shall also receive a stock bonus representing up to an additional 20 million option shares exercisable at $0.05 per share earned in the following manner; 25% upon the implementation of the Company’s accounting software platform for the parent company as well as the operations for the Chloride Copper Mine, 25% when the company begins production at the Chloride Copper Plant, 25% upon the Company’s generation of a cumulative $5 million in revenue, and 25% upon the Company’s generation of a cumulative $10 million in revenue. At the time of the execution of this agreement, the bonus stock option price significantly exceeded the current market price thus they currently hold no value. The employment agreement also calls for a standard benefits package.

On May 10, 2012, the Company issued Barton Budman a common stock purchase option to purchase 1,000,000 shares of common stock with an exercise price of $0.05 per share as outlined in the consulting agreement dated February 21, 2012 between Barton Budman, a consultant, and the Company,

On July 31, 2012 the Company entered into a Promissory Note with Fogo, Inc in the amount of $200,000. The note has an interest rate of 12% with the maturity date of January 27, 2013. In conjunction with the Promissory Note, Fogo, Inc also received a common stock purchase warrant to purchase 1,000,000 shares of common stock with an exercise price of $0.03 per share.

Item 6. Exhibits

Number	Description

1.01*	Letter of Intent by and between Sierra Resource Group Inc. and Medina Property Group, LLC in regard to the purchase of 10% minority ownership

31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA RESOURCE GROUP, INC.

Date: August 21, 2012	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: August 21, 2012	By:	/s/ Barton R. Budman
Barton R. Budman
Chief Financial Officer