Form 10-Q/A
period 2012-06-30
SIERRA RESOURCE GROUP INC
filed 2012-09-26
CIK 1076966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 20, 2012 the issuer had 347,833,085 issued shares of Common Stock, $0.001 par value.

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
32.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS – XBRL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Explanatory Note

This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Sierra Resource Group, Inc. for the quarter ended June 30, 2012 filed on August 21, 2012 (the “Form 10-Q”) for the purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Additionally, the financial statements included in this amended filing have now been reviewed by our Independent Registered Public Accountants and contain an update to the accounting and disclosures of convertible notes, derivative liabilities and stock-based compensations. Also, this Form 10-Q/A reflects additional subsequent events. These events are reported in the “Subsequent Events” section of this Form 10-Q/A.

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

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,951	$132
Other Current Assets	2,500	—

TOTAL CURRENT ASSETS	18,451	132

OTHER ASSETS
Reclamation Bonds	1,470	—
Capitalized Mine Expenses	52,379
Investment in Minority Interest	6,500	—

TOTAL OTHER ASSETS	60,349	—

TOTAL ASSETS	$78,800	$132

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$411,282	$369,882
Derivative liabilities	103,000	2,262
Officer advances	90,573	90,573
Obligation to issue Common Stock	89,700	75,000
Note payable - related party	—	388,962
Notes payable (net debt discount of $58,547)	366,979	413,001

TOTAL CURRENT LIABILITIES	1,061,534	1,339,680

TOTAL LIABILITIES	1,061,534	1,339,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued and outstanding at March 31, 2011 and December 31, 2010, respectively		—
Class A Common stock, $0.001 par value: 440,000,000 shares authorized; 335,620,287 and 206,804,004 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	335,620	206,804
Class B Common stock, $0.001 par value: 10,000,000 shares authorized; Zero shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock subscribed, not issued $.001 par value 18,390,801 and 2,200,000 at June 30, 2012 and December 31, 2011, respectively	282,254	262,000
Additional Paid-in capital	8,641,638	8,495,151
Accumulated deficit	(10,242,246)	(10,303,503)

TOTAL STOCKHOLDERS’ DEFICIT	(982,734)	(1,339,548)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,800	$132

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		December 21, 1992 (Inception) to June 30, 2012
	2012	2011	2012	2011
REVENUE
Revenue	$—	$—	—	—	$1,275

Total revenue	—	—	—	—	1,275
OPERATING EXPENSES
Amortization					11,972
Selling, general and administrative expenses	419,773	300,963	643,771	794,722	2,244,083

Total operating expenses	419,773	300,963	643,771	794,722	2,256,055

Operating loss	(419,773)	(300,963)	(643,771)	(794,722)	(2,254,780)

Other Income (expense)
Financing costs including interest Amortization of discounts	112,186	(259,161)	(65,179)	(269,491)	(827,601)
Derivative Expense	(27,238)	—	(27,238)	—	(27,238)

Forgiveness of debt and accrued interest	671,996	—	797,445	—	774,971
Loss on Impairment of goodwill and equipment	—	—	—	—	(7,907,597)

Total other income (expense)	756,944	(259,161)	705,028	(269,491)	(7,987,466)

INCOME (LOSS) BEFORE INCOME TAXES	337,171	(560,124)	61,257	(1,064,213)	(10,242,246)
PROVISION FOR INCOME TAXES	337,171	—	—	—

NET INCOME (LOSS)	—	$(560,124)	61,257	(1,064,213)	(10,242,246)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	279,250,783	123,365,087	265,786,826	121,049,161

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		December 21, 1992 (Inception) to June 30, 2012
	2012	2011
Cash flows from operating activities:
Net Income (loss)	$61,257	$(1,064,213)	$(10,242,246)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock issued for services	—	709,033	751,134
Stock options issued for services	73,276	—	73,726
Forgiveness of debt and accrued interest	(797,445)	—	(797,445)
Derivative expense	100,738	—	100,738
Interest expense for conversion of stock	—	204,449	373,357
Accrued Interest	73,554	33,700	143,481
Accrued Liability from Acquisition	—	—	262,000
Loss on Impairment	—	—	7,907,597
Amortization of discount on convertible debt and debt issuance costs	47,396	47,545	49,658
Amortization	—	—	11,972
Changes in operating assets and liabilities:	—	—	—
Other Current Assets	(2,500)	—	(2,500)
Other Assets	(1,470)	—	(1,470)
Accounts payable and accrued expenses	56,443	(28,643)	471,438

Net cash used in operating activities	(388,751)	(98,129)	(898,560)

Cash Flows from Investing Activities
Capitalization of Mine Expenses	(52,379)	—	(52,379)
Purchase of Minority Interest	(6,500)	—	(6,500)
Investment in oil and gas interests	—	—	(29,500)

Net cash used in investing activities	(58,879)	—	(88,379)

Cash flows from financing activities:
Issuance of common stock	10,000	—	142,580
Payments on Notes Payable	(18,750)	(32,500)	(51,250)
Obligation to issue common stock	14,700	—	22,200
Proceeds from issuance of subscribed stock	66,666	—	95,254
Proceeds from officer advances	—	—	90,573
Proceeds from note payable-related party	—	120,000	29,500
Proceeds from note payable	390,833	—	674,033

Net cash provided by financing activities	463,449	87,500	1,002,89

Net increase (decrease) in cash and cash equivalents	15,819	(10,629)	15,951
Cash and cash equivalents at beginning of period	132	23,431	—

Cash and cash equivalents at end of period	15,951	$12,802	$15,951

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Effect of Assignment and Quit Claim of Oil and Gas Leases	—	(32,330)
Conversion of notes payable to common stock	—	(89,800)
Investment in equipment	—	125,000
Investments in mining interests	—	767,040

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

Sierra Resource Group, Inc. (the “Company,” “we,” “us,” and “our ”) was incorporated in the state of Nevada on December 21, 1992, to engage in the lease, acquisition, exploration and development of interests in natural resource properties such as those involving oil and gas interests. The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered an exploratory stage company

Our business plan has been to lease, acquire, explore and develop interests in natural resource properties since our inception.

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2012, we had an accumulated deficit of $10,242,246 and a working capital deficit of $1,043,083. During the six months ended June 30, 2012, we had Net Income of $61,257. As we had no significant revenues or earnings from operations, the Net Income for the three month period and the six month period ended June 30, 2012 was derived from our recognition of Forgiveness of Debt. We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2010, management determined that the mining claim located in Arizona was impaired and as a result, was written-down to zero.

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

Goodwill and Other Intangible Assets

In accordance with Accounting Standards Codification (“ASC Topic 350”) “Goodwill and Other Intangible Assets,” goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are not amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities. The adoption of these amendments had no impact on the Company’s financial position or results of operations.

ASU 2011-02 – FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011. The adoption of this bulletin had no imapct on the Company’s financial position or results of operations.

ASU 2011-01 – Troubled debt restructuring disclosures for public-entity creditors deferred

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

NOTE 4 - NET EARNINGS (LOSS) PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding:

The following table represents the computation of basic and diluted losses per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income (Loss) available for common shareholders	337,171	(560,124)	61,257	(1,064,213)
Weighted average common shares outstanding	279,250,783	123,365,087	265,786,826	121,049,161

Basic Earnings (Loss) per share	.00	(.00)	.00	(.001)

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

The purchase price was $7,505,529 which, pursuant to the Purchase Agreement, The purchase price included the issuance of 12,750,000 shares of common stock by the Company to Medina or its assignees, return of 5,358,000 share of common stock by Black Diamond and the payment of $125,000 to the original seller of certain equipment where the Chloride Copper Mine is located, as designated by Medina in the Purchase Agreement. The purchase price was determined based on the Company’s analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement. The Company recognized goodwill of $7,602,069 and assumed $384,540 in liabilities, which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable.

The following table summarizes the acquisition with a total purchase price of $7,505,529:

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

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable outstanding as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Promissory note payable dated August 16, 2010 due to Brian Hebb including accrued interest.	$		42,055
Promissory note payable dated August 6, 2010 due to Black Diamond Realty Mgmt including accrued interest.			26,126
Promissory note payable dated May 5, 2010 due to Brian Hebb including accrued interest.		155,146	155,146
Notes payable Medina; acquisition as a part of the Chloride Copper Project dated March 22, 2010 including accrued interest			413,001
Promissory note payable dated September 30, 2011 due to South Concord Corp including accrued interest			35,667
Promissory notes payable dated May 18, 2011 due to Black Pool Partners LLC including accrued interest.		-0-	6,857
Promissory notes payable dated June 8, 2011 due to Asher Enterprises including accrued interest		-0-	26.149
Promissory notes payable dated July 1, 2011 due to Asher Enterprises including accrued interest		-0-	26.002
Promissory notes payable dated August 30, 2011 due to Asher Enterprises including accrued interest		-0-	38,511
Promissory notes payable dated October 17, 2011 due to Tangiers Investors, LP including accrued interest		18,750	32,147
Promissory notes payable dated January 09, 2012 due to Asher Enterprises including accrued interest		38,922	-0-
Promissory notes payable dated February 16, 2012 due to Grand View Ventures including accrued interest		200,541	-0-
Promissory notes payable dated February 29, 2012 due to Asher Enterprises including accrued interest		30,802	-0-
Promissory notes payable dated May 3, 2012 due to Grand View Ventures including accrued interest		136,511	-0-
Notes Payable – Current Portion		425,526	801,661
Less: Debt discount		(58,547)	-0-

Total Notes Payable		366,979	801,661

The Company believes the promissory note to Brian Hebb dated August 16, 2010, the promissory note to Black Diamond Realty Management dated August 6, 2010, the promissory note to Brian Hebb dated May 5, 2010 and the promissory note to South Concord Corp dated September 30, 2011 are not legitimate debt instruments of the Company. The Company has attempted to acquire documented proof of these obligations but none has been obtained. The Company has contacted the creditors and the Company’s prior Auditors for proper documentation but none has been provided. The Company has written-off these presumed fictitious debt instruments and has recognized the resulting Forgiveness of debt and accrued interest as of June 30, 2012.

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

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with the maturity date of July 14, 2012. The Company has renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been timely satisfied, and issue 3,000,000 shares of common stock to Tangiers. The second payment of $18,750 has not been paid as of June 30, 2012. In addition, as of June 30, 2012, the Company has not issued shares of common stock to Tangiers. During the three and six month period ended June 30, 2012 the Company recorded amortization of debt discount of $6,382.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on January 9, 2012 in the amount of $37,500. The note has an interest rate of 8% with the maturity date of October 11, 2012 (See Note 7).

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on February 29, 2012 in the amount of $30,000. The note has an interest rate of 8% with the maturity date of December 5, 2012 (See Note 7).

The Company entered into a Convertible Promissory Note with Grand View Ventures on February 16, 2012 in the amount of $190,000. The note has an interest rate of 15% with the maturity date of February 16, 2013 (See Note 7).

The Company entered into a Convertible Promissory Note with Grand View Ventures on May 3, 2012 in the amount of $133,000. The note has an interest rate of 15% with the maturity date of November 1, 2012 (See Note 7).

NOTE 7. Convertible Notes

8 % Convertible Notes

In January and February of 2012, the Company issued convertible notes with an aggregate face value of $67,500. The notes mature one year from the date of issuance, bear interest at an annual rate of 8%, and are convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible notes are convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion options are required to be presented as derivative liabilities and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The fair value of the embedded derivatives as of the dates of issuance was determined to be $97,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	261.06% - 264.35%
Risk Free Rate	0.11% - 0.18%
Expected Term	One Year
Dividend Rate	0%

On the date of issuance the Company a recorded a derivative liability of $97,000, a debt discount of $67,500 and initial derivative liability expense of $29,500. The debt discount is being amortized into expense through the maturity dates of the convertible notes. During the six months ended June 30, 2012, the Company recorded amortization expense of $27,989. As of June 30, 2012, the carrying value of the convertible notes was $27,989, net of remaining discounts of $39,511. In addition to the amortization of discounts the Company recognized $2,224 of interest expense on the convertible notes for the six months ended June 30, 2012.

The fair value of the embedded derivatives as of the June 30, 2012 was determined to be $97,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	275.26% - 273.38%
Risk Free Rate	0.16%
Expected Term	0.52 - 0.65 Years
Dividend Rate	0%

15% Convertible Notes

In February 2012, the Company issued a convertible note with a face value of $190,000. The note matures on February 16, 2013, bears interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. The investor in the convertible debt also acquired 8,650,00 shares of common stock and warrants to acquire 6,900,000 share of common stock for an exercise price of $0.015 per share over a four-year term for proceeds for $10,000. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $8,289 to be amortized into expense through the maturity date of the convertible note. During the three and six months ended June 30, 2012, the Company recorded amortization expense of $999 and $2,067. As of June 30, 2012, the carrying value of the convertible notes was $200,541. In addition to the amortization of discounts the Company recognized $8,709 and $10,541 of interest expense on the convertible note for the three and six months ended June 30, 2012, respectively.

In May 2012, the Company issued a convertible note with a face value of $133,000. The note matures on November 1, 2012, bears interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. In conjunction with the issuance of convertible note, the Company also granted the holder of the convertible note the right to purchase a number of shares of common stock equal to 62.5% of the common stock issuable upon conversion of the convertible notes issued in January and February of 2012, for an exercise price equal to the outstanding principal on the notes issued in January and February of 2012. The Company is required to use the proceeds of such exercise to settle the notes issued in January and February of 2012. Because the exercise price and number of shares purchasable under the purchase option are indeterminable, the Company was required to record a derivative liability for the fair value of the purchase option. The fair value of the embedded derivative as of the dates of issuance was determined to be $6,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	275.26% - 273.38%
Risk Free Rate	0.16%
Expected Term	0.67 - 0.81 Years
Dividend Rate	0%

On the date of issuance the Company a recorded a derivative liability and debt discount of $6,000. The debt discount is being amortized into expense through the maturity dates of the convertible notes.

The fair value of the embedded derivative as of the June 30, 2012 was determined to be $6,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	275.26% - 273.38%
Risk Free Rate	0.16%
Expected Term	0.52 - 0.65 Years
Dividend Rate	0%

The investor in the convertible debt also acquired 6,666,666 shares of common stock and warrants to acquire 6,666,666 share of common stock for an exercise price of $0.012 per share over a four-year term for proceeds for $33,333. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $15,915 to be amortized into expense through the maturity date of the convertible note. During the three and six months ended June 30, 2012, the Company recorded amortization expense of $10,958. As of June 30, 2012, the carrying value of the convertible notes was $122,043, net of remaining discounts of $10,958. In addition to the amortization of discounts the Company recognized $3,178 of interest expense on the convertible note for the three and six months ended June 30, 2012.

NOTE 8. ADVANCE RELATED PARTY

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Brian Hebb a related party advance the Company $90,573 for working capital expenses. As of December 31, 2011 and June 30, 2012, an advance payable of $90,573 was due to Brian Hebb, a related party.

NOTE 9. STOCK-BASED COMPENSATION

On November 17, 2011 the Board of Directors approved the parameters for a Company Qualified Stock Option Plan (the “Plan”). under which employees, directors and service providers of the Company may be granted awards to purchase shares of the Company's common stock at a price to be determined by the board of director's compensation committee. During the six months ended June 30, 2012, the Company granted options to acquire 89,250,000 shares of common stock, with a weighted average grant date fair value of $0.002 to employees, directors and service providers. During the six months ended June 30, 2012, the Company estimated the fair value of options issued using the Black-Scholes option-pricing model and the following assumptions:

Risk Free Rate	0.79% - 0.94%
Expected Term	5 Years
Expected Volatility	225.57% - 244.63%
Expected Dividends	None

Option activity for the period from inception through June 30, 2012 was as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	# of shares	Price	Term
Outstanding January 1, 2011	$—	—	—
Granted	72,338,356	0.049	4.40

Outstanding December 31, 2011	72,338,356	0.049	4.40
Granted	89,250,000	0.050	4.56

Outstanding June 30, 2012	161,588,356	0.050	4.49

Exercisable June 30, 2012	21,338,356	0.047	4.15

The following table summarizes information about the stock options outstanding at June 30, 2012:

			Weighted
		Weighted	Average
		Average	Grant
		Remaining	Date
Exercise Price	# of shares	Term	Fair Value
$ 0.0059	1,500,000	4.16	0.0057
$ 0.0510	3,838,356	4.69	0.0049
$ 0.0500	156,250,000	4.49	0.0026

As of June 30, 2012, there is $361,525 of unrecognized compensation cost (pre-tax) that will be recognized through 2013.

NOTE 10. EQUITY

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

See Note 5. Chloride Copper Project – Business Combination for a discussion of an Asset Purchase Agreement (the “Purchase Agreement”) entered into by the Company together with Medina Property Group LLC, a Florida limited liability company (“Medina”), pursuant to which the Company agreed to purchase 80% of certain assets of Medina known as the Chloride Copper Project and pursuant to which the purchase price consisted of the issuance of 12,750,000 shares of our common stock, which shares were issued on or about August 9, 2010, to Medina and certain of its designees. In connection with and pursuant to the terms of the Purchase Agreement, Black Diamond Realty Management, LLC returned 5,348,000 shares of the Company’s Common Stock, which shares were returned on June 23, 2010 and, as a result, a change of our shareholder voting control occurred. The net shared issued for this transactions is 7,402,000 shares. The Company recorded these issuance at the market value of the stock at that time which was $1 per share. The net value for this issuance was $7,402,000

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company which shares of common stock were valued at $3,00 based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement and for which the Company recorded a debit to consulting expense in the amount of $100,000.

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

Common Shares Subscribed, Not Issued

During the year ending December 31, 2010, the Company entered into a subscription agreement. Whereas for the value of $75,000 the company agreed to issue 300,000 shares of the Company’s common stock. The Company received the $75,000 however as of December 31, 2011 and 2010 the company had not issued the common shares to the third party. The Company considers the value of the stock as subscribed stock, not issued and as a short term liability as of December 31, 2011 since as over twelve months have elapsed since the subscription agreement was entered into by the Company.

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

Effective May 3, 2012, the Company entered into subscription agreements with Grand View Ventures, The Oak Street Trust and Shadow Capital. Whereas for the values of $33,333, $16,667 and $16,667 the company agreed to issue 6,666,666 shares, 3,333,334 shares and 3,333,334 shares, respectively, of the Company’s common stock. The Company received the $33,333, $16,667 and $16,667 however as of June 30, 2012 the company had not issued the common shares to the third parties. The Company also granted warrants to Grand View Ventures. The Oak Street Trust and Shadow Capital to purchase 6,666,666, 3,333,334 and 3,333,334 for $.012 per share, respectively.

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The Company has renegotiated the terms of the note May, 2012. The new terms require the Company to make two payments of $18,750, which one payment has been satisfied, and issue 3,000,000 shares of common stock valued at $14,700 to Tangiers; however as of this filing the Company has not issued these shares.

Preferred Stock

As of December 31, 2011 and June 30, 2012, respectively the company had 10,000,000 shares authorized of Preferred Stock, none issued and outstanding; with a par value of $0.001 per share.

NOTE 11. INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $10,300,000, which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The change in valuation allowance during the six months ended June 30, 2012 was immaterial.

NOTE 12. OTHER EVENTS

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

NOTE 13. SUBSEQUENT EVENTS

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on July 17, 2012 in the amount of $53,000. The note has an interest rate of 8% with the maturity date of April 19, 2013.

The Company entered into a Promissory Note with Fogo, Inc. on July 31, 2012 in the amount of $200,000. The note has an interest rate of 12% with the maturity date of January 27, 2013. In consideration of the Promissory Note, Fogo, Inc also received Warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.03 per share.

On August 24, 2012, the Company had paid in full the Asher Enterprises Inc. Convertible Promissory Note dated February 29, 2012.

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

Operating Expenses

Selling, general and administrative expenses increased approximately $119,000 for the three month period ended June 30, 2012 when compared to the same period in 2011. The increase is attributable to increased expenditures in legal, consulting and accounting fees and travel related expenses. Selling, general and administrative expenses decreased approximately $150,000 for the six month period ended June 30, 2012 when compared to the same period in 2011 as a result of the reduction of expenditures on contract labor/consulting fees.

Financing costs, including interest and amortization of discounts

Financing costs, including interest and amortization of discounts decreased approximately $371,000 and $204,313 for the three and six month period ended June 30, 2012, respectively, when compared to the same periods in 2011. The decrease was primarily attributable to the net effect of the convertible notes. Financing cost estimates recorded in the first quarter of 2012 were adjusted in the second quarter of 2012.

Forgiveness of debt and accrued interest

Income from the forgiveness of debt increased approximately $671,996 for the three month period ended June 30, 2012 when compared to the prior three month period ended March 31, 2012 solely due to the write-off of the fictitious debt the Company believed was previously reported (See Note 6.). For the six month period ended June 30, 2012, forgiveness of debt and accrued expenses increased approximately $797,445 when compared to the same period in 2011 solely due to the forgiveness of debt and accrued interest owed to one of the Company’s prior executive and the write-off of the fictitious debt the Company believed was previously reported.

Net Income (loss)

For the six months ended June 30, 2012 and the six months ended June 30, 2011, we had net income (loss) of approximately $61,257 and ($1,064,213), respectively. The Company had an approximate net income (loss) of $337,171 and ($560,124) for the three month period ended June 30, 2012 and June 30, 2011, respectively. Net income for the three and six months ended June 30, 2012 is primarily the result of the recognition of forgiveness of debt and the net effect of the convertible notes, and operating expenses (as discussed above).

Liquidity and Capital Resources

We had working capital deficit of approximately $ 1,043,054 and $ 1,339,548 at June 30, 2012 and December 31, 2011, respectively.

The primary effort of the Company is to acquire the necessary funding to bring the Chloride Copper Mine into production in order to generate working capital from its operation. The Company entered into additional debt instruments (Notes) as well as issued equity instruments (warrants) in order to raise funds to cover it’s expenditures related to bringing the Chloride Copper Mine into production.

However, without obtaining the necessary funding, there is substantial doubt about our ability to continue as a going concern.

Total Assets were approximately $78,800 at June 30, 2012 compared to $132 at December 31, 2011. The increase in total assets is attributed to the capitalization of engineering and designing fees paid to third parties.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2012.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weakness in disclosure controls and procedures which are indicative of many small companies: (i) no one at the Company had the technical competency with respect to the accounting and disclosure of complex financial instruments, specifically, derivatives, that were inherent in some of the Company’s debt instruments. Our CEO and our Chairman of the Board plan to implement appropriate disclosure controls and procedures to remediate this material weakness, including (i) the hiring of a new CFO, Barton R. Budman and (ii) the hiring of a consultant who has the expertise in these matters and will assist the Company in the accounting for disclosures of derivative instruments.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

We have an accumulated deficit of $10,242,246 as of December 31, 2011, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

During the six month period ended June 30, 2012 the Company issued Asher Enterprises during a total of 18,278,943 shares of the Company Common stock. The stock was issued in exchange for the conversion of note payable issued in 2011. The conversions were transacted three (3) times during the quarter as per terms of the agreement.

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

On May 10, 2012, the Company issued Barton Budman a common stock purchase option to purchase 1,000,000 shares of common stock with an exercise price of $0.05 per share as outlined in the consulting agreement dated February 21, 2012 between Barton Budman, a consultant, and the Company.

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

101.INS – XBRL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA RESOURCE GROUP, INC.

Date: September 26, 2012	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director
SIERRA RESOURCE GROUP, INC.

Date: September 26, 2012	By:	/s/ Barton R. Budman
Barton R. Budman
Chief Financial Officer