Form 10-Q/A
period 2012-06-30
SIERRA RESOURCE GROUP INC
filed 2012-10-01
CIK 1076966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

PART II - OTHER INFORMATION

101.INS – XBRL Instance Document

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

Explanatory Note

This amendment on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Sierra Resource Group, Inc. for the quarter ended June 30, 2012 filed on August 21, 2012 (the “Form 10-Q”) for the purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. This Amendment Also Amends the Amended Quarterly Report filed on
Form 10-Q/A of Sierra Group, Inc, for the Quarter Ended June 30, 2012 filed on September 26, 2012, to include the review Report from our Independent Registered Public Accountants, which was omitted in error. Additionally, the financial statements included in this amended filing have now been reviewed by our Independent Registered Public Accountants and contain an update to the accounting and disclosures of convertible notes, derivative liabilities and stock-based compensations. Additionally, this amendment is being filed to claim a Regulation S-T Section 232.021(c) hardship exemption that provides for a six business day extension for interactive data filings and, in support thereof, has included the required text of Section 232.021(c) in Exhibit 99 herein. Also, this Form 10-Q/A reflects additional subsequent events. These events are reported in the “Subsequent Events” section of this Form 10-Q/A.

Item 6. Exhibits

Number	Description

16.0	Report of Independent Registered Public Accounting Firm

99	Regulation S-T Section 232.021(c) Hardship Exemption

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

SIERRA RESOURCE GROUP, INC.

Date: September 28, 2012	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director
SIERRA RESOURCE GROUP, INC.

Date: September 28, 2012	By:	/s/ Barton R. Budman
Barton R. Budman
Chief Financial Officer

5