Form 10-Q/A
period 2012-06-30
SIERRA RESOURCE GROUP INC
filed 2012-10-05
CIK 1076966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT #3

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

Explanatory Note

This amendment No 3 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Sierra Resource Group, Inc. for the quarter ended June 30, 2012 filed on August 21, 2012 (the “Form 10-Q”) to include the Review Report of the Company’s Independent Registered Public Accountants on the Accompanying condensed financial statements for the three and six months ended June 30, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Sierra Resource Group, Inc.

We have reviewed the condensed balance sheet of Sierra Resource Group, Inc. as of June 30, 2012, and the related condensed statements of operations, for three and six months ended June 30, 2012, and cash flows for the six months ended June 30, 2012. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage and has suffered recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Miami, Florida

September 25, 2012

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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