Form 10-Q
period 2012-09-30
SIERRA RESOURCE GROUP INC
filed 2012-11-14
CIK 1076966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 16, 2012 the issuer had 347,833,085 issued shares of Common Stock, $0.001 par value.

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

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

PART I

FINANCIAL INFORMATION

Item 1. Condensed financial statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$38,036	$132
Other Current Assets	2,500	—

TOTAL CURRENT ASSETS	40,536	132

OTHER ASSETS
Reclamation Bonds	1,470	—
Capitalized Mine Expenses	95,071
Investment in Minority Interest	6,500	—

TOTAL OTHER ASSETS	103,041	—

TOTAL ASSETS	$143,577	$132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$517,144	$369,882
Derivative Liabilities	78,000	2,262
Officer Advances	90,573	90,573
Obligation to Issue Common Stock	89,700	75,000
Note Payable - related party	—	388,962
Notes Payable (net of debt discount of $43,545 and $0 respectively)	580,032	413,001

TOTAL CURRENT LIABILITIES	1,355,449	1,339,680

TOTAL LIABILITIES	1,355,449	1,339,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued and outstanding at September 30, 2012 and December 31, 2011, respectively		—
Class A Common stock, $0.001 par value: 440,000,000 shares authorized; 347,833,085 and 206,804,004 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	347,833	206,804
Class B Common stock, $0.001 par value: 10,000,000 shares authorized; Zero shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock subscribed, not issued $.001 par value 18,390,801 and 2,200,000 at September 30, 2012 and December 31, 2011, respectively	282,254	262,000
Additional Paid-in capital	8,781,377	8,495,151
Accumulated deficit	(10,623,336)	(10,303,503)

TOTAL STOCKHOLDERS’ DEFICIT	(1,211,872)	(1,339,548)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$143,577	$132

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		December 21, 1992 (Inception) to September 30, 2012
	2012	2011	2012	2011
REVENUE
Revenue	$—	$—	—	—	$1,275

Total revenue	—	—	—	—	1,275

OPERATING EXPENSES
Amortization					11,972
Selling, general and administrative expenses	245,129	301,124	888,901	1,095,846	2,478,985

Total operating expenses	245,129	301,124	888,901	1,095,846	2,490,957

Operating loss	(245,129)	(301,124)	(888,901)	(1,095,846)	(2,489,682)

Other Income (expense)
Financing costs including interest & amortization of discounts	(108,697)	(526,290)	(173,876)	(795,781)	(969,002)
Derivative income (expense)	(27,262)	—	(54,500)	—	(54,500)

Forgiveness of debt and accrued interest	—	—	797,445	—	797,445
Loss on impairment of goodwill and equipment	—	—	—	—	(7,907,597)

Total other income (expense)	(135,959)	(526,290)	569,069	(795,781)	(8,133,654)

LOSS BEFORE INCOME TAXES	(381,088)	(827,414)	(319,832)	(1,891,627)	(10,623,336)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(381,088)	$(827,414)	(319,832)	(1,891,627)	(10,623,336)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	344,788,260	157,287,820	309,812,775	133,128,714

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		December 21, 1992 (Inception) to September 30, 2012
	2012	2011
Cash flows from operating activities:
Net Loss	$(319,832)	$(1,891,627)	$(10,623,336)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	34,239	709,033	785,373
Stock options issued for services	73,726	—	73,726
Forgiveness of debt and accrued interest	(797,445)	—	(797,445)
Derivative expense	54,500	—	54,500
Interest expense for conversion of stock	—	360,893	373,357
Accrued interest	31,345	12,573	130,161
Loss on impairment	—	—	7,907,597
Amortization of discount on convertible debt and debt issuance costs	116,064	290,172	116,064
Amortization	—	—	11,972
Changes in operating assets and liabilities:
Other current assets	(2,500)	—	(2,500)
Other assets	(1,470)	—	(1,470)
Accounts payable and accrued expenses	267,248	312,909	647,543

Net cash used in operating activities	(544,125)	(206,047)	(1,354,458)

Cash Flows from Investing Activities
Capitalization of mine expenses	(95,071)	—	(95,071)
Purchase of minority interest	(6,500)	—	(6,500)
Investment in oil and gas interests	—	—	(29,500)

Net cash used in investing activities	(101,571)	—	(131,071)

Cash flows from financing activities:
Issuance of common stock	10,000	—	11,860
Payments on notes payable	(51,600)	(100,500)	(21,600)
Obligation to issue common stock	14,700	102,000	276,700
Proceeds from issuance of subscribed stock	66,667	—	141,667
Proceeds from officer advances	—	—	90,573
Proceeds from note payable-related party	—	189,200	29,500
Proceeds from note payable	643,833	—	994,866

Net cash provided by financing activities	683,600	190,700	1,523,566

Net increase (decrease) in cash and cash equivalents	37,904	(15,347)	38,036
Cash and cash equivalents at beginning of period	132	23,431	—

Cash and cash equivalents at end of period	38,036	$8,084	$38,036

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Effect of Assignment and Quit Claim of Oil and Gas Leases	—	(32,330)
Conversion of notes payable and corresponding accrued interest to common stock	(135,658)	—
Investment in equipment	—	125,000
Investments in mining interests	—	767,040

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2012, we had an accumulated deficit of $10,623,336 and a working capital deficit of $1,314,913. During the nine months ended September 30, 2012, we had a net loss of $319,832. As we had no significant revenues or earnings from operations, the net loss for the three month period and the nine month period ended September 30, 2012 was a result of our operating expenditures and financing costs offset by forgiveness of debt and accrued interest which occurred during the six months ended June 30, 2012. We will in all likelihood sustain operating expenses without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

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

Revenue includes sales value received for our principle product, copper, and associated by-product revenues from the sale of by-product metals consisting primarily of gold, silver and zinc. Revenue is recognized when title to the product passes to the buyer and when collectability is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 30, 2012 but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company adopted the provisions of ASC Topic 740; “Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 (“Topic 740”). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At September 30, 2012 and December 31, 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

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

ASU 2011-02 – FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011. The adoption of this bulletin had no impact on the Company’s financial position or results of operations.

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

NOTE 4. NET EARNINGS (LOSS) PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding:

The following table represents the computation of basic and diluted losses per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Loss available for common shareholders	(381,089)	(827,414)	(319,832)	(1,891,627)
Weighted average common shares outstanding	344,788,260	157,287,820	309,812,775	133,128,714

Basic Loss per share	(.00)	(.01)	(.00)	(.001)

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

The purchase price was $7,505,529 which, pursuant to the Purchase Agreement, included the issuance of 12,750,000 shares of common stock by the Company to Medina or its assignees, return of 5,358,000 share of common stock by Black Diamond and the payment of $125,000 to the original seller of certain equipment where the Chloride Copper Mine is located, as designated by Medina in the Purchase Agreement. The purchase price was determined based on the Company’s analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement. The Company recognized goodwill of $7,602,069 and assumed $384,540 in liabilities, which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable.

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

The Company had impairment on the entire purchase price for the Medina Property acquisition and impairment on the Chloride Cooper Project related to fixed assets and mining interests. During the year ended December 31, 2010 impairment was $7,890,069 was comprised of $7,602,069 write-off of goodwill, $163,000 write-off of mining interests and $125,000 for the write-down of fixed assets. All these assets were acquired and recorded as part of the Chloride Copper Project. In the nine month period ended September 30, 2012, the Company had written-off certain liabilities that were originally assumed in the Purchase agreement. The Company believes these liabilities to be fictitious (see Note 6).

NOTE 6. NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Promissory note payable dated August 16, 2010 due to Brian Hebb including accrued interest.	$-0-	42,055
Promissory note payable dated August 6, 2010 due to Black Diamond Realty Mgmt including accrued interest.	-0-	26,126
Promissory note payable dated May 5, 2010 due to Brian Hebb including accrued interest.	-0-	155,146
Notes payable Medina; acquisition as a part of the Chloride Copper Project dated March 22, 2010 including accrued interest	-0-	413,001
Promissory note payable dated September 30, 2011 due to South Concord Corp including accrued interest	-0-	35,667
Promissory note payable dated May 18, 2011 due to Black Pool Partners LLC including accrued interest.	-0-	6,857
Promissory note payable dated June 8, 2011 due to Asher Enterprises including accrued interest	-0-	26.149
Promissory note payable dated July 1, 2011 due to Asher Enterprises including accrued interest	-0-	26.002
Promissory note payable dated August 30, 2011 due to Asher Enterprises including accrued interest	-0-	38,511
Promissory note payable dated October 17, 2011 due to Tangiers Investors, LP including accrued interest	15,900	32,147
Promissory note payable dated February 16, 2012 due to Grand View Ventures including accrued interest	208,123	-0-
Promissory note payable dated May 3, 2012 due to Grand View Ventures including accrued interest	141,672	-0-
Promissory note payable dated July 17, 2012 due to Asher Enterprises including accrued interest	53,871	-0-
Promissory notes payable dated July 31, 2012 due to FOGO, Inc including accrued interest	204,011	-0-

Notes Payable – Current Portion	623,577	801,661
Less: Debt discount	(43,545)	-0-

Total Notes Payable	580,032	801,661

The Company believes the promissory note to Brian Hebb dated August 16, 2010, the promissory note to Black Diamond Realty Management dated August 6, 2010, the promissory note to Brian Hebb dated May 5, 2010 and the promissory note to South Concord Corp dated September 30, 2011 are not legitimate debt instruments of the Company. The Company has attempted to acquire documented proof of these obligations but none has been obtained. The Company has contacted the creditors and the Company’s prior Auditors for proper documentation but none has been provided. The Company has written-off these presumed fictitious debt instruments and has recognized the resulting Forgiveness of debt and accrued interest as of September 30, 2012.

The Company has obtained documentation from Medina Property Group, Inc. releasing the Company’s obligation on the promissory note dated March 22, 2010. The Company has recognized the resulting Forgiveness of Debt Income as of June 30, 2012.

The Company entered into a demand Promissory Note with Blackpool Partners LLC; a company owned by the Company’s CEO and a related party, on May 18, 2011 in the amount of $6,700. The note has an interest rate of 4%. The Company has satisfied this obligation as of September 30, 2012.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on June 8, 2011 in the amount of $32,500. The note has an interest rate of 8% with the maturity date of March 13, 2012. During the course of the year ended December 31, 2011 Asher Enterprises converted $10,000 in principle balance of the note to the Company’s common stock in accordance to the terms of the Agreement. This obligation has been satisfied as of September 30, 2012.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on July 1, 2011 in the amount of $25,000. The note has an interest rate of 8% with the maturity date of April 5, 2012. This obligation has been satisfied as of September 30, 2012.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on August 30, 2011 in the amount of $37,500. The note has an interest rate of 8% with the maturity date of June 4, 2012. This obligation has been satisfied as of September 30, 2012.

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with the maturity date of July 14, 2012. The Company has renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been timely satisfied, and issue 3,000,000 shares of common stock to Tangiers. The second payment of $18,750 has not been paid as of September 30, 2012. In addition, as of September 30, 2012, the Company has not issued shares of common stock to Tangiers. During the three and nine month period ended September 30, 2012 the Company recorded amortization of debt discount of $2,523 and $8,905, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on January 9, 2012 in the amount of $37,500. The note had an interest rate of 8% with the maturity date of October 11, 2012. This obligation has been satisfied as of September 30, 2012 (See Note 7).

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on February 29, 2012 in the amount of $30,000. The note had an interest rate of 8% with the maturity date of December 5, 2012. This obligation has been satisfied as of September 30, 2012 (See Note 7).

The Company entered into a Convertible Promissory Note with Grand View Ventures on February 16, 2012 in the amount of $190,000. The note has an interest rate of 15% with the maturity date of February 16, 2013 (See Note 7).

The Company entered into a Convertible Promissory Note with Grand View Ventures on May 3, 2012 in the amount of $133,333. The note has an interest rate of 15% with the maturity date of November 1, 2012 (See Note 7).

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on July 17, 2012 in the amount of $53,000. The note has an interest rate of 8% with the maturity date of April 19, 2013 (See Note 7).

The Company entered into a Promissory Note with FOGO, Inc. on July 31, 2012 in the amount of $200,000. The note has an interest rate of 12% with the maturity date of January 1, 2013.

NOTE 7. Convertible Notes

8 % Convertible Notes

In January and February of 2012, the Company issued convertible notes with an aggregate face value of $67,500. The notes mature nine months from the date of issuance, bear interest at an annual rate of 8%, and are convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible notes are convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion options are required to be presented as derivative liabilities and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The fair value of the embedded derivatives as of the dates of issuance was determined to be $97,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	261.06% - 264.35%
Risk Free Rate	0.11% – 0.18%
Expected Term	One Year
Dividend Rate	0%

On the date of issuance the Company recorded a derivative liability of $97,000, a debt discount of $67,500 and initial derivative liability expense of $29,500. The debt discount is being amortized into expense through the maturity dates of the convertible notes. During the three months ended September 30, 2012, a convertible note with a face value $37,500 was converted into 12,212,798 shares of common stock and a convertible note with a face value of $30,000 was settled with cash. As a result of the conversion and settlement, the remaining discounts were amortized into expense and the fair value of the derivative liability was reclassed to additional paid in capital. During the three and nine months ended September 30, 2012, the Company recorded amortization expense of $39,511 and $67,500, respectively.

In July 2012, the Company issued a convertible note with a face value of $53,000. The note matures nine months from the date of issuance, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The fair value of the embedded derivative as of the dates of issuance was determined to be $81,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	323.32%
Risk Free Rate	0.18%
Expected Term	.75 Years
Dividend Rate	0%

On the date of issuance the Company recorded a derivative liability of $81,000, a debt discount of $53,000 and initial derivative liability expense of $28,000. The debt discount is being amortized into expense through the maturity date of the convertible note. During the three and nine months ended September 30, 2012, the Company recorded amortization expense of $14,402. As of September 30, 2012, the carrying value of the convertible note was $14,402, net of a remaining discount of $38,598. In addition to the amortization of the discount the Company recognized $871 of interest expense on the convertible note for the three and nine months ended September 30, 2012.

The fair value of the embedded derivatives as of the September 30, 2012 was determined to be $78,000 by using Monte Carlo Simulations and the following assumptions, resulting in derivative income of $3,000 for the three and nine months ended September 30, 2012:

Volatility	296.16%
Risk Free Rate	0.14%
Expected Term	0.5 Years
Dividend Rate	0%

15% Convertible Notes

In February 2012, the Company issued a convertible note with a face value of $190,000. The note matures on February 16, 2013, bears interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. The investor in the convertible debt also acquired 8,650,00 shares of common stock and warrants to acquire 6,900,000 share of common stock for an exercise price of $0.015 per share over a four-year term for proceeds for $10,000. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $8,289 to be amortized into expense through the maturity date of the convertible note. During the three and nine months ended September 30, 2012, the Company recorded amortization expense of $2,061 and $6,140. As of September 30, 2012, the carrying value of the convertible notes was $205,974 net of remaining discounts of $2,149. In addition to the amortization of discounts the Company recognized $7,582 and $18,123 of interest expense on the convertible note for the three and nine months ended September 30, 2012, respectively.

In May 2012, the Company issued a convertible note with a face value of $133,333. The note matured on November 1, 2012, bears interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. The Company is currently negotiating new terms. In conjunction with the issuance of convertible note, the Company also granted the holder of the convertible note the right to purchase a number of shares of common stock equal to 62.5% of the common stock issuable upon conversion of the convertible notes issued in January and February of 2012, for an exercise price equal to the outstanding principal on the notes issued in January and February of 2012. The Company is required to use the proceeds of such exercise to settle the notes issued in January and February of 2012. Because the exercise price and number of shares purchasable under the purchase option are indeterminable, the Company was required to record a derivative liability for the fair value of the purchase option. The fair value of the embedded derivative as of the dates of issuance was determined to be $6,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	275.26% - 273.38%
Risk Free Rate	0.16%
Expected Term	0.67 - 0.81 Years
Dividend Rate	0%

On the date of issuance the Company a recorded a derivative liability and debt discount of $6,000. The debt discount is being amortized into expense through the maturity dates of the convertible notes. As a result of the conversion and settlement of the convertible notes issued in January and February of 2012, the remaining discounts of $6,000 were amortized into expense and the fair value of the derivative liability was reclassed to additional paid in capital.

The investor in the convertible debt also acquired 6,666,666 shares of common stock and warrants to acquire 6,666,666 share of common stock for an exercise price of $0.012 per share over a four-year term for proceeds for $33,333. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $15,915 to be amortized into expense through the maturity date of the convertible note. During the three and nine months ended September 30, 2012, the Company recorded amortization expense of $8,045 and $13,118, respectively. As of September 30, 2012, the carrying value of the convertible notes was $138,875, net of remaining discounts of $2,797. In addition to the amortization of discounts the Company recognized $5,161 and $8,339 of interest expense on the convertible note for the three and nine months ended September 30, 2012, respectively.

NOTE 8. ADVANCE RELATED PARTY

In connection with consummation of the Share Purchase Agreement on March 17, 2010, Brian Hebb a related party advanced the Company $90,573 for working capital expenses. As of December 31, 2011 and September 30, 2012, an advance payable of $90,573 was due to Brian Hebb, a related party.

NOTE 9. STOCK-BASED COMPENSATION

On November 17, 2011 the Board of Directors approved the parameters for a Company Qualified Stock Option Plan (the “Plan”). under which employees, directors and service providers of the Company may be granted awards to purchase shares of the Company’s common stock at a price to be determined by the Board of Director’s compensation committee. During the nine months ended September 30, 2012, the Company granted options to acquire 89,250,000 shares of common stock, with a weighted average grant date fair value of $0.002 to employees, directors and service providers. During the nine months ended September 30, 2012, the Company estimated the fair value of options issued using the Black-Scholes option-pricing model and the following assumptions:

Risk Free Rate	0.79% - 0.94%
Expected Term	5 Years
Expected Volatility	225.57% - 244.63%
Expected Dividends	None

Option activity for the period from inception through September 30, 2012 was as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	# of shares	Price	Term
Outstanding January 1, 2011	$—	—	—
Granted	72,338,356	0.049	4.15

Outstanding December 31, 2011	72,338,356	0.049	4.15
Granted	89,250,000	0.050	4.31

Outstanding September 30, 2012	161,588,356	0.050	4.24

Exercisable September 30, 2012	21,338,356	0.047	3.92

The following table summarizes information about the stock options outstanding at September 30, 2012:

			Weighted
		Weighted	Average
		Average	Grant
		Remaining	Date
Exercise Price	# of shares	Term	Fair Value
$0.0059	1,500,000	3.90	0.0057
$0.0510	3,838,356	4.44	0.0049
$0.0500	156,250,000	4.24	0.0026

As of September 30, 2012, there is $361,525 of unrecognized compensation cost (pre-tax) that will be recognized in the future.

NOTE 10. EQUITY

As of September 30, 2012, the Company is authorized to issue 450,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. The Company’s common stock was divided into two classes of common stock with 440,000,000 shares to the Class A common stock and 10,000,000 shares to the Class B common stock.

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

On December 20, 2011, the Company amended its articles of incorporation as follows: The Company Class A Common stock was changed from 250 million (250,000,000) to 440 million (440,000,000) and the number of Class B Common Stock was changed from 200 million (200,000,000) to 10 million (10,000,000). The total authorized common shares were 450,000,000 and the total authorized and Preferred Stock was 10,000,000 shares.

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

At August 23, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock. This issuance resulted in aggregate gross proceeds to the Company of $75,000. At September 30, 2012 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded a credit to subscribed shares.

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

From January 3, 2012 through July 31, 2012 the Company issued Asher Enterprises a total of 124,879,081 shares of the Company’s Common stock. The stock was issued in exchange for the conversion of notes payable totaling $128,800 (including interest) issued during 2011 and 2012.

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

The Company entered into a demand Promissory Note with Blackpool Partners LLC; a company owned by the Company’s CEO and a related party on May 18, 2011 in the amount of $6,700. This note has been satisfied and converted into 2,857,467 shares of common stock; however as of this filing the Company has not issued these shares The stock is in exchange for the conversion of a note payable totaling $6,858 (including interest).

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

Effective May 3, 2012, the Company entered into subscription agreements with Grand View Ventures, The Oak Street Trust and Shadow Capital. Whereas for the values of $33,333, $16,667 and $16,667 the Company agreed to issue 6,666,666 shares, 3,333,334 shares and 3,333,334 shares, respectively, of the Company’s common stock. The Company received the $33,333, $16,667 and $16,667. However, as of September 30, 2012 the Company had not issued the common shares to the third parties. The Company also granted warrants to Grand View Ventures, Oak Street Trust and Shadow Capital to purchase 6,666,666, 3,333,334 and 3,333,334 for $.012 per share, respectively.

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

Preferred Stock

As of December 31, 2011 and September 30, 2012, respectively the Company had 10,000,000 shares authorized of Preferred Stock, none issued and outstanding; with a par value of $0.001 per share.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $10,300,000, which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The change in valuation allowance during the nine months ended September 30, 2012 was immaterial.

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

Effective February 20, 2012 the Board of Directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%. The Company paid an initial deposit in February 2012 of $6,500 for the additional interest. The letter of intent has been extended to December 1, 2012 at which time a definitive agreement is expected to be executed.

On March 9, 2012, former Director James Stonehouse and the Company entered in to a settlement agreement and general release of claims whereby all debt of approximately $106,000 owed by the Company to Mr. Stonehouse were satisfied in exchange for 250,000 options at an exercise price of $0.05 per share.

NOTE 13. SUBSEQUENT EVENTS

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on October 5, 2012 in the amount of $32,500. The note has an interest rate of 8% with the maturity date of July 10, 2013.

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

Effective February 20, 2012 the Board of Directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%. The letter of intent is attached hereto as Exhibit 1.01 and is incorporated herein by reference. The letter of intent has been extended to December 1, 2012 at which time a definitive agreement is expected to be executed.

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

We are also required to assess the realizability of our deferred tax assets. We evaluate positive and negative evidence and use judgments regarding past and future events, including operating results and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we determine when it is more likely than not that all or some portion of our deferred tax assets may not be realized, in which case we would be required to apply a valuation allowance to offset our deferred tax assets in an amount equal to future tax benefits that may not be realized. We currently have a valuation allowance against our deferred tax assets. However, if facts and circumstances change in the future, valuation allowances may be removed.

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

Results of Operations

Operating Expenses

Selling, general and administrative expenses decreased approximately $55,995 for the three month period ended September 30, 2012 when compared to the same period in 2011. The decrease is attributable to decreased expenditures in contract labor, consulting fees and payroll expenses. Selling, general and administrative expenses decreased approximately $206,945 for the nine month period ended September 30, 2012 when compared to the same period in 2011 as a result of the reduction of expenditures on contract labor/consulting fees.

Financing costs, including interest and amortization of discounts

Financing costs, including interest and amortization of discounts decreased approximately $417,593 and $621,905 for the three and nine month periods ended September 30, 2012, respectively, when compared to the same periods in 2011. The decrease was primarily attributable to the net effect of convertible notes.

Forgiveness of debt and accrued interest

Income from the forgiveness of debt and accrued expenses increased approximately $797,445 for the nine month period ended September 30, 2012 when compared to the same period in 2011 solely due to the forgiveness of debt and accrued interest owed to one of the Company’s prior executive and the write-off of the unsubstantiated debt the Company believed was previously reported (See Note 6).

Net loss

For the nine months ended September 30, 2012 and the nine months ended September 30, 2011, we had net loss of approximately $319,832 and $1,891,627 respectively. The reduced amount of loss for the 2012 period compared to the 2011 period was primarily the result of the recognition of forgiveness of debt during the 2012 period. The Company had a net loss of $381,088 and $827,414 for the three month period ended September 30, 2012 and September 30, 2011, respectively. The net loss for the three month period ended September 30, 2012 as compared to the same period in 2011, is lower primarily as the result of the net effect of financing costs, including interest and amortization of discounts.

Liquidity and Capital Resources

We had working capital deficit of approximately $ 1,314,913 and $ 1,339,548 at September 30, 2012 and December 31, 2011, respectively.

The primary effort of the Company is to acquire the necessary funding to bring the Chloride Copper Mine into production in order to generate working capital from its operation. The Company entered into additional debt instruments (Notes) as well as issued equity instruments (warrants) in order to raise funds to cover expenditures related to bringing the Chloride Copper Mine into production.

However, without obtaining the necessary funding, there is substantial doubt about our ability to continue as a going concern.

Total Assets were approximately $143,577 at September 30, 2012 compared to $132 at December 31, 2011. The increase in total assets is attributed to the capitalization of engineering and designing fees paid to third parties as well as cash received from financing instruments.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At September 30, 2012 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures were not effective as of September 30, 2012.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of September 30, 2012.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weakness in disclosure controls and procedures which are indicative of many small companies: (i) no one at the Company had the technical competency with respect to the accounting and disclosure of complex financial instruments, specifically, derivatives, that were inherent in some of the Company’s debt instruments. Our CEO and our Chairman of the Board have implemented appropriate disclosure controls and procedures to remediate this material weakness, including (i) the hiring of a new CFO, Barton R. Budman and (ii) the hiring of a consultant who has the expertise in these matters and will assist the Company in the accounting for disclosures of derivative instruments.

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2012. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

During the three month period ended September 30, 2012 the Company issued Asher Enterprises during a total of 12,212,798 shares of the Company Common stock. The stock was issued in exchange for the conversion of note payable issued in 2012. The conversions were transacted three (3) times during the quarter as per terms of the agreement.

Terms of the conversion were as follows:

The holder of shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the Convertible Promissory Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, to convert all or any part of the outstanding and unpaid principal amount of this Convertible Note into shares of the Company’s Common Stock at a conversion price representing a discount rate of 49% of the then going Market Price which shall be defined as the average of the lowest three (3) Trading Prices for the Company’s Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the date the Conversion Notice is sent by the holder of this Convertible Note to the Company.

During the nine month period ended September 30, 2012, the Company entered into a subscription agreements with Grandview Ventures, The Oak Street Trust and Shadow Capital. Whereas for the values of $33,333, $16,667 and $16,667 the Company agreed to issue 6,666,666, 3,333,334, and 3,333,334 shares of the Company’s common stock, respectively.

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

SIERRA RESOURCE GROUP, INC.

Date: November 1, 2012	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: November 1, 2012	By:	/s/ Barton R. Budman
Barton R. Budman
Chief Financial Officer