Form 10-K
period 2012-12-31
SIERRA RESOURCE GROUP INC
filed 2013-04-15
CIK 1076966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. April 10, 2013, the issuer had 382,862,471 issued shares of Common Stock, $0.001 par value.

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

Forward-looking Statements:

Certain statements contained in this Annual Report on Form 10-K, including without limitation expectations as to future sales and operating results, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Without limiting the generality of the foregoing, words such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” “could” including the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may affect these results include, but are not limited to, the volatility and cyclicality of metals prices, variation in production costs, the highly competitive nature of our industry, reliance on certain key customers, changes in consumer/global demand for metals, exposure to market risks for changes in interest rates and in foreign exchange rates, governmental regulation, environmental issues, other risk factors described in Item 1A of this report, as well as in other documents and reports filed with the Securities and Exchange Commission, and other factors.

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

Item 1. Business

Company History and Overview

Sierra Resource Group, Inc. (the “Company”) was incorporated on December 21, 1992 under the laws of the State of Nevada to engage in any lawful corporate activity. Since March 31, 1993, the Company has been in the developmental stage and has had limited operations. We originally intended to engage in the acquisition of oil and natural gas leases, primarily in East Texas. It was our intent to enter into lease option agreements for leasehold interests in both developed and undeveloped acres. In the event any leasehold interests were acquired, we intended to enter into exploration and development agreements with third parties wherein said third parties would, at their risk and expense, operate, develop and explore the property.

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

The Chloride Copper Mine property consists of 39 unpatented lode mining claims and 12 mill site claims and it is located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona. The Chloride Copper Mine is an open pit mine and the existing SXEW (Solvent extraction/electro-winning) processing plant.

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

At its annual meeting of the stockholders held on April 21, 2011, a majority of our stockholders approved an amendment to the Company’s Articles of Incorporation (the “Articles”), to increase the number of shares of the Company’s stock authorized for issuance there under from 160,000,000 shares to 460,000,000 shares, of which 10,000,000 shares were designated as “blank check” preferred stock. The amendment also created two classes of common stock of the corporation and designated 250,000,000 shares to the Class A common stock and 200,000,000 shares to the Class B common stock. The amendment to the Articles was filed with the Nevada Secretary of State on June 17, 2011. References to “common stock” in this Report are to the Class A common stock, unless specifically indicated to be the Class B common stock. Further amendments to our Articles are discussed in Item 12 in this Report.

On March 17, 2010, Brian Hebb a creditor, assumed the debt of $90,573 that an officer had advanced the Company. As of

December 31, 2012 and 2011, an advance note payable of $90,573 is due to Brian Hebb.

In January 2012, the Company engaged Paul C. Rizzo Associates, Inc. to identify, prioritize, and schedule the necessary activities to bring the processing operation at the Chloride Copper Mine into production.

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

Sources and Availability of Raw Materials

The Company presently does not utilize raw materials. If the Company is able to bring the Chloride Copper Mine into production then issues relating to the sources and availability of raw materials may be a material disclosure.

Patents, Trademarks and Licenses

We do not have any trademarks, patents, or other intellectual property.

Need for Government Approvals

As a mining company, we are subject to strict governmental regulation. We are granted the right to mine by the Mining Act of 1872, which allows us to go on the land and explore, develop and extract minerals from the land. This is done through a permitting process. On Federal land, we would be required to obtain permits from the Department of the Interior, Bureau of Land Management. We will have to obtain additional permits to drill and extract any minerals from the land. On the State side, we are governed with respect to the Chloride Copper Mine by the Arizona State Mining Department, which has its own permitting process for state-owned land. The permitting processes can be very time-consuming to complete, sometimes taking years. As of December 31, 2012, the Company is substantially far along in the permitting process.

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

Article IV Section 8 of the Bylaws is hereby amended to read as follows: “The holders of ten (10%) percent of the shares entitled to vote at any meeting of stockholders, present in person or represented by proxy, shall constitute a quorum for the transaction of any business at any such meeting, provided that when a specified item of business is required to be voted on by a class or series (if the corporation shall then have outstanding shares of more than one class or series) voting as a class, the holders of ten (10%) percent of the shares of such class or series shall constitute a quorum (as to such class or series) for the transaction of such item of business. When a quorum is once present to organize a meeting of stockholders, it is not broken by the subsequent withdrawal of any stockholders or their proxies. The holders of a majority of shares present in person or represented by proxy at any meeting of stockholders, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place. When a meeting is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken and at the adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting.

On September 7, 2012 the Company’s Board of Directors and stockholders holding more than a majority of our voting power authorized an amendment to the Company’s Articles of Incorporation increasing the shares of authorized common stock, par value $0.001 per share, from 460,000,000 to 990,000,000, consisting of 970,000,000 shares of Class A common stock; 10,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock. These actions were approved by our Board of Directors and by approximately 51.60% of the outstanding shares of our Company entitled to vote, constituting the majority voting power necessary to approve these actions on September 7, 2012. The effective date of the amendment is January 16, 2013.

Employees

The Company currently employs two (2) employees. One (1) maintenance person is employed on the Chloride Copper property and is included in this total. Currently management includes the Chief Executive Officer (full time employee), Chief Financial Officer (full time/consulting basis), and Vice President of Mine Operations (consulting basis). The consulting fees for the Chief Executive Officer as well as the Chief Financial Officer are being accrued.

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

Risks Related to our Business

We engage in mining developmental activities, which subjects us to risks associated with similarly situated development stage companies in the mining business.

We are a development stage company with a limited operating history since inception. We have no revenues and no record of profitability in our current business. Our likelihood of success must be considered in light of the risks, expenses, difficulties and delays frequently encountered by companies that have a limited operating history.

Because the probability of any of our properties or claims being profitable is subject to many variables, any funds that we spend on exploration may be lost.

We own an eighty percent (80%) interest in one property, (100% as of April 12, 2013) the Chloride Copper Project, which may not have deposits of copper or other metals that may be mined at a profit. Whether we will be able to mine this property at a profit, depends upon many factors, including:

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

The loss, individually or cumulatively, of Messrs. Martin, Benjamin or Budman could adversely affect our business, prospects, and our ability to successfully conduct our exploration activities. We anticipate that our business may become dependent upon other key personnel and/or consultants in the future. We do not presently carry key-man insurance on any of our officers, directors or employees, and cannot predict when or whether we will carry such insurance in the near future. We do not believe that we will be able to operate as planned in the event that we lose their services. Before you decide whether to invest in our common stock, you should carefully consider our reliance upon these personnel and that if we lose the benefit of their expertise, your investment may be negatively impacted.

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

We have not had any significant revenues since our inception. We will apply any proceeds from copper sales generated from our activities at the Chloride Copper Project to help cover our exploration expenditures, but we anticipate that revenue may not be generated until FY2014. Our projected expenditures will likely far exceed proceeds from sales over the next twelve months, which will require that we obtain substantial financing in order for us to pursue our current plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with other planned activities, including our planned exploration activities, and our financial condition, business prospects and results of operations could be materially adversely affected to the point of having to cease operations, which would likely cause our investors to lose their entire investment.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of $11,237,044 as of December 31, 2012, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Sierra’s primary asset is 80% ownership of the Chloride Copper Mine, (100% as of April 12, 2013) consisting of 39 unpatented lode mining claims and 12 mill site claims, located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona and some 160 km (100 mi) southeast of Las Vegas, Nevada, or 275 km (172 mi) northwest of Phoenix, Arizona. The geographic coordinates of the property are 35° 21’ N Latitude and 114° 10’W Longitude (T22 and 23 and R 18).

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

The common stock of the Company is traded on the OTC Bulletin Board under the symbol SIRG. A summary of the high and low sales prices during each year of 2012 and 2011 are presented below.

	High	Low
First Quarter (January-March 2012)	$0.004	$0.001
Second Quarter (April-June 2012)	$0.010	$0.002
Third Quarter (July-September 2012)	$0.010	$0.002
Fourth Quarter (October-December 2012)	$0.010	$0.004
Fiscal Year 2011
First Quarter (January-March 2011)	$0.620	$0.060
Second Quarter (April-June 2011)	$0.085	$0.011
Third Quarter (July-September 2011)	$0.0175	$0.015
Fourth Quarter (October-December 2011)	$0.007	$0.0015

On or about January 2012, the Depository Trust & Clearing Corporation (“DTC”) suspended post-trade settlement services (known as a “Global Lock” or “Chill”) for our securities. DTC facilitates the post-trade settlement among Direct Participants of sales and other securities transactions in deposited securities, through electronic computerized book-entry transfers and pledges between Direct Participants’ accounts. This eliminates the need for physical movement or delivery of securities certificates. Direct Participants include both U.S. and non-U.S. securities brokers and dealers, banks, trust companies, clearing corporations, and certain other organizations. Upon our inquiry, the compliance department at DTC advised us that the Global Lock had been instituted due to their uncertainty about the valid issuance of shares of our company held in street name under their nominee Cede & Co. In August of 2012, the Global Lock was lifted.

We had approximately 96 record holders of our Common Stock at December 31, 2012. We believe that there are in excess of approximately 500 additional beneficial holders of our Common Stock, based on information obtained from our transfer agent and from broker-dealers that hold shares on behalf of their clients.

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

The Chloride Copper Mine property consists of 39 unpatented lode mining claims and 12 mill site claims and it is located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona. The Chloride Copper Mine is comprised of an open pit mine and the existing onsite SXEW (Solvent extraction/electro-winning) processing plant.

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

We have identified the following as critical accounting estimate, which is defined as one that is reflective of significant judgments and uncertainties, is the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions and conditions.

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

The Company adopted the provisions of ASC Topic 740; “Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 (“Topic 740”). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012 and December 31, 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

Results of Operations

Total Assets were $720,358 at December 31, 2012, compared to $132 at December 31, 2011. The increase in total assets is mainly attributed to the capitalization of the Company’s mine expenditures for the twelve month period ending December 31, 2012.

Selling, general and administrative expenses for the year ended December 31, 2012 were approximately $1,233,876, which are comprised of $425,167 for consulting expenses , $406,490 for legal, accounting and other professional fees, $220,528 in compensation and payroll expenses $62,783 for business licenses and permits and approximately $118,908 for other administrative expenses. There were no major variations in the components of Selling, general and administrative expenses between the year ended December 31, 2012 and 2011.

Financing costs including interest and amortization of discounts for the year ended December 31, 2012 were $242,781, of which $81,095 was interest expense related to the financing of capital as a result of convertible notes and $161,686 was attributable to the amortization of discounts on convertible debt. Financing costs including interest and amortization of discounts for the year ended December 31, 2012 was $242,781 as compared to $752,671 for the year ended December 31, 2011. The decrease was attributable to the accounting difference of the financing costs related to the Company’s issuance of derivative financial instruments issued in 2012 and 2011.

Derivative expense for the year ended December 31, 2012 was $31,000 as compared to $2,262 for the year ended December 31, 2011. The increase was solely the result of the Company’s increase in the amount of derivative financial instruments issued in 2012 over the amount issued in 2011.

Adjustment on impairment of goodwill and equipment for the year ended December 31, 2012 was $413,001 and resulted from the Company inadvertently recording as debt upon the purchase of the Medina asset. Since the Company never assumed the debt ($360,000) as stated in the Medina Asset Purchase Agreement, the Company has written off the debt and accrued interest through “Adjustment on Impairment of goodwill and equipment”.

Net Loss

For the year ended December 31, 2012 and 2011, we had a net loss of approximately $933,540 and $1,776,065 respectively. At December 31, 2012 and December 31, 2011, we had an accumulated deficit of approximately $11,237,044 and $10,303,503, respectively.

Liquidity and Capital Resources

Working capital deficit was $2,496,319 as of December 31, 2012, as compared to $1,339,548 as of December 31, 2011. The decrease as of December 31, 2012, as compared to fiscal year 2011, was primarily due to the Company’s increase in accounts payable resulting from the Company’s expenditure on Mine Costs to get the mine into production.

Cash Flows

Cash and cash equivalents increased by approximately $32,000 during fiscal year 2012. The increase is attributable to the proceeds raised from the Company’s issuance of debt and convertible debt instruments offset by funds used for operations.

Cash Flows from Operating Activities

During the year ended December 31, 2012, net cash used by operating activities was approximately $666,013, as compared to $224,000 during the prior year. The activity for fiscal year 2012 primarily reflected a non cash recognition of a gain from the impairment of assets and the recognition of forgiveness of debt and accrued interest offset by an increase in accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities was approximately $101,205 in fiscal year 2012, as compared to $0 in fiscal year 2011. The activity for fiscal year 2012 reflects the Company’s expenditures in preparing the mine for production.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $799,000 in fiscal year 2012, as compared to net cash provided by financing activities of approximately $201,000 in fiscal year 2011 The activity for fiscal year 2012 reflects proceeds of approximately $744,000 from notes payable and the issuance of subscribed stock of approximately $67,000 offset by note payment of approximately $68,000.

Future Liquidity and Capital Resource Requirements

Our principal future uses of funds are for our working capital requirements, including preparing our mine asset for production, capital expenditures directly related to the expansion of operations and other corporate overhead expenses. We have historically financed our working capital requirements primarily through convertible debt instruments. The Company has not satisfied some of these debt instruments by their stated original maturity dates but have entered into agreements extending the maturity dates of these instruments.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At December 31, 2012 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The audited financial statements of the Company required pursuant to this Item 8 are included in a separate section commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that as of December 31, 2012, there were material weaknesses in our internal control over financial reporting and that our internal control over financial reporting was ineffective. The conclusion that our controls and procedures were not effective was due to the presence of the following material weaknesses which are indicative of many small companies: (i) no one at the Company had the technical competency with respect to the accounting and disclosure of complex financial instruments, specifically, derivatives, that were inherent in some of the Company’s debt instruments (ii) our independent registered public accounting firm brought to our attention certain adjustments related to expenditures, debt and accounts payable, accordingly, the Company does not have controls in place to accurately and timely record such transactions. Our CEO and our Chairman of the Board are in the process of remediating these material weaknesses, including (i) the hiring of a new CFO, Barton R. Budman and (ii) the hiring of a consultant who has the expertise in these matters and will assist the Company in the accounting for disclosures of derivative instruments.

Attestation Report of our Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

On May 2, 2012, the Board of Directors of Sierra Resource Group Inc. by unanimous written consent appointed Barton R. Budman and Carlos F. Cardon to its Board of Directors.

On May 10, 2012, the Board of Directors of Sierra Resource Group Inc. by unanimous consent appointed Barton R. Budman, as Chief Financial Officer of our Company.

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected at each annual meeting of our stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Experience and Qualifications	Director Since
J. Rod Martin	51	Chief Executive Officer since August 2011 and director since February 2012. In 1995 Mr. Martin Founded and acts as Managing Partner of Blackpool Partners, LLC a private equity group. From 2001 through 2002, Mr. Martin acted as an independent consultant and, in 2003, was a founding member of Brampton Crest International, LLC. From 1999-2001 Mr. Martin was Chairman of the Board of Directors of GSociety, Inc., a niche market media/ entertainment company. From 1995 to 1999, Mr. Martin was the principal shareholder and Chief Executive Officer of South Beach Cards, Inc. a world wide wholesaler of fine photography greeting cards, posters and calendars. From 1990 to 1994, Mr. Martin worked as an independent investment banker and acted as a consultant to public and private companies. From 1987 to 1990, Mr. Martin was the Regional Sales Manager for Gant and Associates, a national U.S. brokerage firm. From 1985 to 1987, Mr. Martin was Director of Marketing and Sales for Martin Machinery Company, a family-based industrial machine tool distributor. Mr. Martin has a B.S. in Marketing and Finance from the University of Arkansas.	2012

Barton R. Budman	52	Chief Financial Officer since May 2012; Mr. Budman has served as the Chief Financial & Operating Officer for a world renowned mega-yacht manufacturer, chartering company, and real estate investment & development organization, Broward Yacht & Marine / LPI Holdings, LLC with total annual revenue in excess of $135 million. From 2002 to 2007, Mr. Budman held a Partner position at a regional accounting and consulting firm, Garcia, Espinosa, Miyares, & Co, where he was instrumental in co-building and managing the firm. While with the accounting firm, Mr. Budman practiced in all areas of public accounting including tax, accounting and auditing, operational business consulting, mergers and acquisitions, litigation support, initial public offerings, SEC compliance, and financial and tax transactional due diligence serving public and privately held clients. He also worked as a Senior Audit Manager and Consultant for the accounting firm from 1997 to 2000. From 2000-2002, Mr. Budman served in a variety of executive level financial positions at Tech Inspirations, a venture capital firm based in Miami, and as Chief Financial Officer for XBOX Technologies, a publicly held technology incubator eventually acquired by Microsoft Corporation. Mr. Budman holds dual BBA degrees in accounting and finance as well as a Masters of Business Administration from the University of Miami.	2012

Timothy Benjamin	47	Chairman of the Board of the Company since April 2011. Manager, Process Improvements at Assurant Solutions Inc., a Fortune 300 company which provides insurance products and services and is a Certified Six Sigma Black Belt. From 2002-03 Mr. Benjamin was the President of CBMJ Enterprises Inc, which performed financial and compliance due diligence for public companies. From 1999-2002 Chief Financial Officer of GSociety Inc. and from 1995-1999 Chief Financial Officer of Pelican Properties Int’l Corp., both public companies. From 1989-1995 he also held supervisory positions with the Federal Reserve Bank of Atlanta. He received his MBA in 1995 and his Bachelor’s of Business Administration degree of Finance and Economics in 1989, both from Florida International University.	2011

Michel Rowland	75	Member #225364 of the Australasian Institute of Mining and Metallurgy (Ausimm) and Qualified Person ( Q.P.) for the form 43-101F1; Private consultant in mining geology including photo geology, geotechny, and hydrogeology; Previously, he served as Project Manager in the Dynasty gold field, exploring and drilling for gold, silver and copper. Prior to 2004, he worked for companies such as COGEMA o France, Rumicuri o Ecuador, ECUASAXON and Minera Australiana of Canada and Australia, Vicente Coronel Compania from Cuenca, Ecuador, PetroCanada, Fougerolle from France, Coyne et Bellier from France, and the Department of Commerce of France. He was earned a Geologist Engineer degree in 1973 from Escuela Politécnica Nacional, Quito, Ecuador, a Master degree in Geology from Dijon University, France, in 1961, and a Bachelor degree in Geology from Paris University in 1960.	2011

Ricardo Cordón	57	President and COO, ARC, Guatemala, since 1988, providing IT systems and business process optimization, customers include Cometro (Guatemala’s largest sugar distribution company), Walmart Central America, Hoteles Camino Real (Westin), Grupo H, Multimart, Banco Santa Cruz, Grupo Madero, Tema and Central Bank of Guatamala, as well as other private companies and governmental agencies. His academic experience includes Teaching Assistant and then Research Assistant at Princeton University 1982-85; Visiting Professor at: Francisco Marroquin 1986-87, Rafael Landivar 1988, Del Valle 1989-90 and 1996; Mesoamericana 2001; Dean, School of Science and Technology, Universidad Internaciones, Guatemala. Mr. Cordón’s experience and skills in business management, business process optimization and IT systems consulting qualify him to serve as a director.	2011

Luis Munoz	33	General Manager of a business and legal consulting firm, Neglex, located in Quito, Ecuador, since August 2009. From 2004 to 2007, Mr. Munoz was a Vice-Chairman of MN&A – Abogados located in Quito Ecuador. Before that, Mr. Munoz had approximately seven years of additional experience as a business and legal consultant and general manager. In 2009, he received his Masters in Business Administration (MBA) from INCAE Business School located in Alajuela, Costa Rica. In 2004, he received a Doctor of Law Degree from Universidad International del Ecuador located in Quito, Ecuador.	2011

Carlos Cordón	33	Mr. Cordón is the Commercial liaison, since 2011, for the development of telecommunications, mining and energy projects between the Chinese Government Foreign Development Agency and the Central American Business Community. Founder and Director of Tacontento International Corp, a chain of Mexican restaurants with more than 20 locations in five countries. Founder and Director, Los Ranchos, Guatemala, 1994-2011, a steak house chain, with more than a dozen location in 4 countries, including several locations in south Florida. Founder and Director, Yogen Fruz, Central America, Central American Franchisee, 1992-2011, Yogen Fruz is a publicly traded Canadian company and one of the largest frozen yogurt franchising companies in the world. Founder and Director, Mayan Republic Brand, Guatemala, 1985-1995, a merchandiser of hand loomed textile clothing exported to the US and Europe. Director and Member Asociación Guatemalteca de Franquicias and Guatemala Rainforest Foundation. Member Asociación de Gerentes de Guatemala.	2012

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

The following table shows the current directors and the expiration of their term.

Director	Expiration
Timothy Benjamin	2015
Ricardo Cordón	2015
J. Rod Martin	2014
Michel Rowland	2014
Luis Munoz	2014
Barton R. Budman	2013
Carlos Cordón	2013

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

On November 17, 2011 the Board of Directors approved the parameters for a Company Qualified Stock Option Plan (the “Plan”). As of December 31, 2012 the Board of Directors have not ratified the Plan, but expect to approve the Plan prior to next shareholders meeting and intend to include said Stock Option Plan in our proxy solicitation. On November 17, 2011, the Board of Directors through unanimous written consent, voted that upon completion and ratication of the plan the Company will also grant incentive options to Timothy Benjamin, Chairman, Ricardo Cordón, Michel Rowland, and Luis Munoz. Timothy Benjamin will be granted an aggregate amount of 20,000,000 options exercisable at $0.05 per share in the following manner: 5,000,000 options vest six months after the date of the consent, 5,000,000 vest six months after the company’s receipt of long term financing in excess of $1,000,000 and 10,000,000 options vest six months after the Chloride Copper Mine begins operations. Ricardo Cordón, Michel Rowland, and Luis Munoz will be granted an aggregate amount of 10,000,000 options each exercisable at $0.05 per share in the following manner. 2,000,000 options vest six months after the date of the consent, 4,000,000 vest six months after the company’s receipt of long term financing in excess of $1,000,000 and 4,000,000 options vest six months after the Chloride Copper Mine begins operations. As of December 31, 2012 the option plan was not ratified and the grants are not effective until the option plan is approved and effective. All options approved on November 17, 2011 are to be included in a pending qualified stock option, which is expected to be retroactively effective May 2012.

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

On November 17, 2011 the Board of Directors approved the parameters for a Company Qualified Stock Option Plan (the “Plan”). As of December 31, 2012 the Board of Directors have not ratified the Plan, but expect to approve the Plan prior to the next shareholders meeting and intend to include said Stock Option Plan in our proxy solicitation which will be the effective date of the plan. All options set forth, Mr. Benjamin’s consulting agreement referenced above and Mr. Martin’s employment agreement referenced below are contingent on final Board of Directors and shareholder approval.

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

On November 17, 2011, the Board of Directors through unanimous written consent, voted that upon completion and ratification of the plan the Company will also grant stock options to J. Rod Martin, CEO. Mr. Martin will be granted an aggregate amount of 20,000,000 options exercisable at $0.05 per share in the following manner. 5,000,000 options vest six months after the date of the consent, 5,000,000 vest six months after the company’s receipt of long term financing in excess of $1,000,000 and 10,000,000 options vest six months after the Chloride Copper Mine begins operations. As of December 31, 2012 the option plan was not ratified and the grants were not effective until the option plan is approved and effective. All options approved on November 17, 2011 are to be included in a pending qualified stock option, which is expected to be effective by the next shareholders meeting.

On July 18, 2012 the Board of Directors approved and the Company has agreed to an Employment agreement with its Chief Financial Officer – Barton R. Budman. The agreement provides for compensation for his services and as compensation for his covenant not to compete provided for in the agreement, Barton R. Budman shall be paid a base annual compensation initially at the rate of $100,000 per year, which rate of compensation shall be in effect until the Company begins production at the Chloride Copper Mine at which time the rate shall increase to $175,000 per year In addition to the compensation payable Barton R. Budman shall be entitled to receive a bonus consisting of 20 million option shares (such shares of voting stock being hereinafter referred to as the Bonus Stock), which Bonus Stock shall be delivered as set forth in the agreement.

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

On February 2, 2011 the Company issued Bradley Hacker our former Chief Financial Officer for the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company and terms for his appointment as Chief Financial Officer. The shares of common stock were valued at $19,000 based on the value of the associated underlying shares of the Company’s common stock as per the trading price at issuance, which was $.19 per share.

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

During the twelve months ending December 31, 2012 the Company issued Asher Enterprises a total of 124,879,081 shares of the Company’s Common Stock. The stock was issued in exchange for the conversion of notes payable issued on June 8th, July 1st and August 30th of 2011 and January 9th and February 29th of 2012.

On February 16, 2012 the Company issued Grand View Ventures, LLC 8,650,000 shares of the Company’s Common Stock in consideration for a convertible promissory note in the amount of $190,000. The terms of the convertible promissory note are outlined in Note 6 of the accompanying financial statements. In conjunction with the $190,000 note, Grand View Ventures also received a common stock purchase warrant to purchase 6,900,000 shares of common stock with an exercise price of $0.015 per share.

On February 24, 2012, the Company entered in to an agreement with Cella, Lange and Cella (LLP) (“Cella”) whereby the Company issued 7,500,000 shares of the Company’s common stock in consideration for services rendered. The shares were valued at $11,250.

Effective May 3, 2012, the Company entered into subscription agreements with Grand View Ventures, The Oak Street Trust and Shadow Capital. Whereas for the values of $33,333, $16,667 and $16,667 the company agreed to issue 6,666,666 shares, 3,333,334 shares and 3,333,334 shares, respectively, of the Company’s common stock.

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The Company has renegotiated the terms of the note. The new terms required the Company to make two payments of $18,750, which one payment has been satisfied, and issue 3,000,000 shares of common stock to Tangiers which has been satisfied.

Shares Subscribed Not Issued

During the year ending December 31, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock. This issuance resulted in aggregate gross proceeds to the Company of $75,000. At December 31, 2012 the 300,000 shares of common stock had not yet been issued.

Effective March 10, 2011, the Company entered into a two month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 200,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares. Effective May 11, 2011, the Company entered into a four month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 2,000,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares. The Company recorded a consulting expense on the date agreements were issued in the total amount of $262,000.

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

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with an original maturity date of July 14, 2012. In May 2012, the Company renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been timely satisfied, and issue 3,000,000 shares of common stock to Tangiers. The Company determined the fair value of the common stock to be $14,700 based on the trading price of the common stock on the date of the agreement. As of December 31, 2012, the Company has not issued these shares.

Effective May 3, 2012, the Company entered into subscription agreements with Grand View Ventures, The Oak Street Trust and Shadow Capital. Whereas for the values of $33,333, $16,667 and $16,667 the company agreed to issue 6,666,666 shares, 3,333,334 shares and 3,333,334 shares, respectively, of the Company’s common stock.

Preferred Shares

As of December 31, 2011 the company had 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share. On December 28, 2011, the Board of Directors designated the company’s Series A Preferred Stock (“Series A”) in the amount of 1,000,000 Preferred Shares. Series A bears no dividends, does not convert to any class of common stock, and is subject to redemption at the price of $0.10 per share, at the election of the Company at any time and automatically upon the obtaining of financing by the Corporation in an amount of $1,000,000 or greater that, in the opinion of the board of directors, allows for the generation of a minimum of $1,000,000 in revenue. Each share of Series A Preferred Stock entitles the holder to 350 votes on all matters submitted to a vote of the shareholders. Shareholder approval was not required pursuant to Title 78 of the Nevada Revised Statutes §78.1955. The Certificate of Designation was filed with the Nevada Secretary of State and became effective on February 9, 2012. Furthermore, the board of directors approved issuance of 500,000 shares of Series A Preferred Stock each to Timothy Benjamin, Chairman, and J. Rod Martin, CEO. The Company issued these shares to Mr. Benjamin and Mr. Martin on January 31, 2012. The Board of Directors deemed it necessary and in the best interests of this corporation to create this series of preferred stock in order to compensate the company’s chairman and chief executive officer.

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

On January 11, 2012, the company filed an Amendment to its Articles with the Nevada Secretary of State. The Amendment had been approved by the company’s board of Directors on December 28, 2011. The purpose of the Amendment was to increase the authorized common stock of the company from 460,000,000 to 1,500,000,000 shares, as set forth in the Company’s Definitive Information Statement on SEC Form 14C, filed on February 3, 2012. Subsequent to filing the Amendment, it was determined that shareholder approval for the Amendment had inadvertently not been obtained in compliance with Nevada law, and the company filed a Certificate of Correction on April 13, 2012 with the Nevada Secretary of State to cancel the Amendment. Therefore, the change in the number of authorized shares described in this paragraph are not effective, and the company continued to operate with 460,000,000 shares of authorized stock under its Articles of Incorporation, as amended prior to the filing of the Amendment and also under the Certificate of Designation filed with the Nevada Secretary of State on February 9, 2012.

On January 22, 2013, the company filed an Amendment to its Articles with the Nevada Secretary of State. The Amendment had been unanimously approved by the company’s Board of Directors and the holders of a majority of the outstanding shares of our Company entitled to vote on September 7, 2012. The purpose of the Amendment was to increase the shares of our authorized capital stock from 460,000,000, to 990,000,000 of which 970,000,000 shall be designated our Class A Common Stock, par value $0.001, 10,000,000 shall continue to be designated our Class B Common Stock, par value $0.001, and 10,000,000 shall continue to be designated Preferred Stock, par value $0.001 per share of which 1,000,000 shares have been designated and issued as Series A Preferred Stock, as set forth in the Company’s Definitive Information Statement on SEC Form 14C, filed on December 26, 2012.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of all Common Stock Outstanding(2)
Security Ownership of Management:
J. Rod Martin-CEO and Director (3)	5,530,000	2.9%
Timothy Benjamin – Chairman of the Board (4)	4,576,000	1.2%
Luis Munoz-Director	—	*
Michel Rowland-Director	300,000	*
Ricardo Cordón – Director (5)	5,710,000	1.5%
Barton R. Budman – CFO and Director (6)	8,000,000	2.2%
Carlos Cordón – Director	3,500,000	*
All directors and officers as a group (6 persons)	27,616,000	7.9%

*	Less than 1%
(1)	Unless otherwise noted, the principal address of each of the directors and officers (and each director nominee) listed above is c/o Sierra Resource Group, Inc., 9550 S. Eastern Avenue, Suite 253, Las Vegas, Nevada 89123.
(2)	Based on 382,862,471 shares of Class A Common Stock issued and outstanding as of the Record Date, April 10, 2013.
(3)	Includes 5,057,467 shares which are earned, but have not been issued. These shares are disclosed in this 10-K under Item 12: Shares Subscribed, Not Issued.
(4)	Initial number of shares beneficially owned by Mr. Benjamin at his election to the board was 3,865,300 which was inadvertently reported at 3,840,000 at that time. A Form 3 has not been filed for this disclosure. Mr. Benjamin acquired 710,700 shares on August 3, 2011 at $0.0028 per share as an open market transaction which a Form 4 has not been filed.
(5)	Initial number of shares beneficially owned by Mr. Cordón at his election to the board was 1,710,000 which was inadvertently reported at 1,610,000 at that time. A Form 3 has not been filed for this disclosure. Mr. Cordón acquired 3,000,000 shares on December 8, 2011 at $0.0015 per share in a private transaction with an existing shareholder which a Form 4 has not been filed.
(6)	Initial number of shares beneficially owned by Mr. Budman at his election to the board. A Form 3 has not been filed for this disclosure.

Item 13. Certain Relationships and Related Transactions

There is currently one family relationship between current directors. Director Ricardo Cordon and Director Carlos Cordon are brothers. Our Directors reviewed the candidacy of Mr. Carlos Cordon prior to his appointment and determined that he was qualified to serve and there were no conflicts with his appointment give the relationship. There are no other family relationships between any of our current directors, director nominees or executive officers.

Our Directors review a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board of Directors for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. These policies and procedures are not evidenced in writing.

Item 14. Principal Accounting Fees and Services

The Board of Directors has selected Marcum, LLP as the independent registered public accounting firm to audit our 2012 financial statements. The Company’s By-laws do not require that the stockholders ratify the selection of Marcum, LLP as the Company’s independent registered public accounting firm.

Prior to engaging Marcum, LLP, the Company engaged the services of Tarvaran, Askelson & Co., as its independent registered public accounting firm.

During our two most recent fiscal years and through December 31, 2012 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our auditors, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Furthermore during that period, there were no reportable events under then current SEC rules.

Accountant Fees

During the period covering the fiscal years ended December 31, 2012 and 2011, Marcum, LLP and Tarvaran, Askelson & Co. performed the following professional services:

	2012	2011
Audit Fees (1)	$53,468	$33,342
Audit related fees (2)	$22,236	$-0-

(1)

Audit fees consist of fees for professional services rendered for the audit of our financial statements, the audit of our internal control over financial reporting, review of financial statements included in our yearly reports on Form 10-Q, and review and assistance with other Securities and Exchange Commission filings.

(2)

Audit related fees consist of fees for research and consultations concerning financial accounting and reporting matters and related audit procedures for 2012 performed by D. Brooks and Associates CPA’s, P.A. and Tarvaran, Askelson & Co.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports Filed on Form 8K

(a)	Financial Statements – See the Index to Financial Statements on page F-1.

(b)	Exhibits:

Number	Description
3.01	Articles of Incorporation, as amended(1)
3.02	Bylaws(1)
3.03	Certificate of Amendment to the Articles of Incorporation*
31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to an exhibit to the Registration Statement on Form 10-SB of the Registrant, filed with the Commission on January 27, 1999.
*	Filed herewith.
**	Pursuant to Rule 406 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. ROD MARTIN J. ROD MARTIN	President, Chief Executive Officer (Principal Executive Officer)	April 15, 2013

/s/ BARTON R. BUDMAN BARTON R. BUDMAN	Chief Financial Officer, Secretary (Principal Financial Officer)	April 15, 2013

SIERRA RESOURCE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Sierra Resource Group, Inc.

We have audited the accompanying balance sheet of Sierra Resource Group, Inc. (an exploration stage company) (the “Company”) as of December 31, 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the cumulative period from December 21, 1992 (inception) to December 31, 2012. The financial statements for the period from December 21, 1992 (inception) through December 31, 2011 were audited by other auditors. The financial statements for the period from December 21, 1992 (inception) to December 31, 2011 include total revenues and net loss of $1,275 and $10,293,273, respectively. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from December 21, 1992 (inception) to December 31, 2012, insofar as it relates to amounts through December 31, 2011 is based solely on the report of the other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. (an exploration stage company), as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and the cumulative period from December 21, 1992 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant accumulated deficit and working capital deficit at December 31, 2012 and has incurred losses throughout 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Miami, FL

April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Sierra Resource Group, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (an exploration stage company) as of December 31, 2011, and the related statements of income, stockholders’ deficit, and cash flows for the year then ended and from December 21, 1992 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period December 21, 1992 (date of inception) through December 31, 2009 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from December 21, 1992 (date of inception) through December 31, 2009 include total revenues and net loss of $1,275 and $122,952, respectively. Our opinion on the statements of operations, stockholder’s equity (deficit) and cash flow for the period from December 21, 1992 (date of inception) through December 31, 2009, insofar as it relates to amounts for periods through December 31, 2011, is based solely on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Resource Group, Inc. as of December 31, 2011 and the results of their operations and their cash flows for the year then ended and from December 21, 1992 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses and has an accumulated deficit at December 31, 2011. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 15, 2013

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Sierra Resource Group, Inc.

Las Vegas, NV

We have audited the accompanying balance sheets of Sierra Resource Group, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (December 21, 1992) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

April 15, 2013

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,864	$132
Prepaid expenses	2,000	—
Other current assets	25,000	—

TOTAL CURRENT ASSETS	58,864	132
MINE DEVELOPMENT COSTS	653,523	—
OTHER ASSETS	7,971	—

TOTAL ASSETS	$720,358	$132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,126,910	$369,883
Accrued payroll and compensation - related parties	221,235	—
Embedded derivative liabilities	154,000	2,262
Advances	90,573	90,573
Obligation to issue common stock	89,700	75,000
Note payables - related party		388,962
Note payable (net of debt discount of $97,423 and $0, respectively)	872,765	413,001

TOTAL CURRENT LIABILITIES	2,555,183	1,339,681

TOTAL LIABILITIES	2,555,183	1,339,681

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Class A Common stock, $0.001 par value: 440,000,000 shares authorized; 347,833,085 and 206,804,000 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	347,833	206,804
Class B Common stock, $0.001 par value: 10,000,000 shares authorized; none issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Series A Preferred stock, $0.001 par value: 10,000,000 shares authorized; 1,000,000 and 0 issued and outstanding at December 31, 2012 and 2011, respectively	1,000	—
Common stock subscribed, not issued $.001 par value 18,390,801 and 2,200,000 shares at December 31, 2012 and 2011, respectively	278,191	262,000
Additional paid-in capital	8,775,195	8,495,151
Accumulated deficit	(11,237,044)	(10,303,504)

TOTAL STOCKHOLDERS’ DEFICIT	(1,834,825)	(1,339,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$720,358	$132

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		December 21, 1992 (Inception) to
	2012	2011	December 31, 2012
REVENUE
Revenue	$—	$—	$1,275

Total revenue	—	—	1,275

OPERATING EXPENSES
Amortization		—	11,972
Selling, general and administrative expenses	1,233,876	1,021,132	2,834,189

Total operating expenses	1,233,876	1,021,132	2,846,161

Operating loss	(1,233,876)	(1,021,132)	(2,844,886)

Other Income (expense)
Financing cost including interest and amortization of discounts	(242,781)	(752,671)	(1,005,204)
Derivative expense	(31,000)	(2,262)	(53,474)
Forgiveness of debt	161,116	—	161,116
Adjustment on impairment of goodwill and equipment	413,001	—	(7,494,596)

Total other income (expense)	300,336	(754,933)	(8,392,158)

LOSS BEFORE INCOME TAXES	(933,540)	(1,776,065)	(11,237,044)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(933,540)	$(1,776,065)	$(11,237,044)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	319,395,976	148,406,197

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2012

AND FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH DECEMBER 31, 2012

	Common Stock		Preferred Stock			Additional	Common Stock Subscribed Not Issued			Accumulated
	Shares	Amount	Shares	Amount		Paid-In Capital	Shares	Amount		Deficit	Total
December 21, 1992, issue common stock	72,540,000	$72,540		$		$(60,450)		$		$(10,230)	$1,860
Net Loss										(1,860)	$(1,860)

Balance December 31, 1992	72,540,000	72,540				(60,450)				(12,090)	—
Net Loss, December 31, 1993										—	$—

Balance December 31, 1993	72,540,000	72,540				(60,450)				(12,090)	—
Net Loss, December 31, 1994										—	$—

Balance December 31, 1994	72,540,000	72,540				(60,450)				(12,090)	—

Net Loss, December 31, 1995										—	$—

Balance December 31, 1995	72,540,000	72,540				(60,450)				(12,090)	—
Net Loss, December 31, 1996										—	$—

Balance December 31, 1996	72,540,000	72,540				(60,450)				(12,090)	—
Net Loss, December 31, 1997										—	$—

Balance December 31, 1997	72,540,000	72,540				(60,450)				(12,090)	—
Net Loss, December 31, 1998										(450)	$(450)

Balance December 31, 1998	72,540,000	72,540				(60,450)				(12,540)	(450)
Net Loss, December 31, 1999										(22,668)	$(22,668)

Balance December 31, 1999	72,540,000	72,540				(60,450)				(35,208)	(23,118)
Net Loss, December 31, 2000										(8,394)	(8,394)

Balance December 31, 2000	72,540,000	72,540				(60,450)				(43,602)	(31,512)
Net Loss, December 31, 2001										(4,888)	(4,888)

Balance December 31, 2001	72,540,000	72,540				(60,450)				(48,490)	(36,400)
Net Loss, December 31, 2002										(3,156)	(3,156)

Balance December 31, 2002	72,540,000	72,540				(60,450)				(51,646)	(39,556)
Net Loss, December 31, 2003										(85)	(85)

Balance December 31, 2003	72,540,000	72,540				(60,450)				(51,731)	(39,641)
Net Loss, December 31, 2004										(2,840)	(2,840)

Balance December 31, 2004	72,540,000	72,540				(60,450)				(54,571)	(42,481)
Net Loss, December 31, 2005										(8,415)	(8,415)

Balance December 31, 2005	72,540,000	72,540				(60,450)				(62,986)	(50,896)
Net Loss, December 31, 2006										(4,387)	(4,387)

Balance December 31, 2006	72,540,000	72,540				(60,450)				(67,373)	(55,283)
Net Loss, December 31, 2007										(5,280)	(5,280)

Balance December 31, 2007	72,540,000	72,540				(60,450)				(72,653)	(60,563)
Net Loss, December 31, 2008										(33,602)	(33,602)

Balance December 31, 2008	72,540,000	72,540				(60,450)				$(106,255)	(94,165)
Net Loss , December 31, 2009										(26,927)	(26,927)

Balance December 31, 2009	72,540,000	72,540				(60,450)				(133,182)	(121,092)
Stock Returned for asset purchase	(32,088,000)	(32,088)				(5,316,495)					$(5,348,583)
Stock Issued for asset purchase	76,500,000	76,500				12,673,500					12,750,000
Stock issued for service to former CEO	600,000	600				99,983					$100,583
Net Loss										(8,394,256)	(8,394,256)

Balance December 31, 2010	117,552,000	$117,552	—		—	7,396,538				(8,527,438)	(1,013,348)
Stock issued for services	2,580,000	2,580				645,554	2,200,000		262,000		910,134
Stock issued for conversion of notes payable and interest	86,672,004	86,672				453,059					539,731
Net Loss, December 31, 2011										(1,776,065)	(1,776,065)

Balance December 31, 2011	206,804,004	$206,804	—		—	8,495,151	2,200,000		$262,000	$(10,303,504)	$(1,339,549)
Issuance of common stock through sale	8,650,000	8,650				1,350					10,000
Issuance of common stock through conversion feature of convertible debt	124,879,081	124,879				3,921					128,800
Stock options issued for services						63,481					63,481
Stock issued for services	7,500,000	7,500	1,000,000		1,000	3,750					12,250
Subscribed shares						57,397	16,190,801		16,191		73,588
Embedded conversion option reclassified to equity upon conversion of debt						150,145					150,145
Net Loss, December 31, 2012										(933,540)	(933,540)

Balance December 31, 2012	347,833,085	$347,833	1,000,000		$1,000	$8,775,195	18,390,801		$278,191	$(11,237,044)	$(1,834,825)

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

AND FOR THE PERIOD FROM DECEMBER 21, 1992 (INCEPTION) THROUGH DECEMBER 31, 2012

	December 31, 2012	December 31, 2011	December 21, 1992 (Inception) to December 31, 2012
Cash flows from operating activities:
Net loss	$(933,540)	$(1,776,065)	$(11,237,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	12,250	648,134	862,384
Stock options issued for services	63,481		63,481
Stock subscribed not issued for services		262,000	262,000
Forgiveness of debt and accrued interest	(161,116)		(161,116)
Derivative expense	31,000	(17,950)	33,262
Interest expense for conversion of stock		373,357	373,357
Accrued interest	38,142		38,142
Accrued Interest—related party		98,816	98,816
Adjustment on impairment of goodwill and equipment	(413,001)		7,494,596
Amortization of discount on convertible debt and debt issuance costs	161,686		161,686
Amortization			11,972
Changes in operating assets and liabilities:
Other current assets	(27,000)		(27,000)
Other assets	(7,970)		(7,970)
Accounts payable and accrued expenses	348,820	187,709	726,852
Accrued payroll and compensation - related parties	221,235		221,235

Net cash used in operating activities	(666,013)	(223,999)	(1,085,347)

Cash Flows from Investing Activities
Capitalization of mine expenses	(101,205)		(101,205)
Investment in oil and gas interests			(29,500)

Net cash used in investing activities	(101,205)		(130,705)

Cash flows from financing activities:
Issuance of common stock	10,000		11,860
Payments on notes payable	(67,750)		(67,750)
Obligation to issue common stock	14,700		14,700
Proceeds from issuance of subscribed stock	66,667		141,667
Proceeds from advances			90,573
Proceeds from note payable-related party			29,500
Proceeds from note payable	775,333	200,700	1,126,366

Net cash provided by financing activities	798,950	200,700	1,346,916

Net increase (decrease) in cash and cash equivalents	31,732	(23,299)	31,864
Cash and cash equivalents at beginning of period	132	23,431

Cash and cash equivalents at end of period	$31,864	$132	$31,864

Supplemental disclosures of cash flow information:

Interest paid	$16,105

Non-cash investing and financing activities
Capitalization of mining costs and corresponding increase in accounts payable	$552,317
Initial set up of derivative liability relating to embedded conversion feature	$270,833
Conversion of notes payable and corresponding accrued interest to common stock	$128,800
Embedded conversion option reclassified to equity upon conversion of debt	$150,145

The accompanying notes are an integral part of these financial statements.

SIERRA RESOURCE GROUP, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2012, we had an accumulated deficit of $11,237,044 and a working capital deficit of $2,496,319. During the year ended December 31, 2012, we incurred a loss of $933,540. We had no revenues or earnings from operations. We will in all likelihood sustain operating expense without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

The Company’s ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achieve profitable operations and/or the discovery, exploration, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

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

Revenue includes sales value received for our principle product, copper, and associated by-product revenues from the sale of by-product metals. Revenue is recognized when title to copper passes to the buyer and when collectability is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for copper, in an identical form to the product sold.

Pursuant to guidance in Topic 605, “Revenue Recognition for Financial Statements”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the products sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2012 but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company will accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the year ended December 31, 2012 the Company recorded an adjustment on the impairment of goodwill and equipment of $413,001 which resulted from the Company reversing an inadvertently recorded debt upon the purchase of the Medina asset. Since the Company never assumed the debt as stated in the Medina Asset Purchase Agreement, the Company has written off the debt through “Adjustment to impairment on goodwill and equipment”.

Derivative Financial Instruments

The Company does not designate its derivatives as hedging instruments to mitigate against various risks. These derivative financial instruments were not designated or did not qualify for hedge accounting. The Company’s primary use of these derivative instruments is to attract investment into the Company. Changes in fair value of these derivative instruments are immediately recognized.

The Company has estimated the fair value of its derivative financial instruments as of December 31, 2012. The fair value measurements guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Unobservable inputs that shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity.

The Company measures fair value as an exit price using the procedures described below for all instruments measured at fair value. If quoted market prices are not available, fair value is based upon external valuation and internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and stock prices. Items valued using internally developed models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for services provided to the Company. Under the provisions of ASC 718, the Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the requisite service period to provide service in exchange for the award, generally referred to as the requisite service period. The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life.

Goodwill and Other Intangible Assets

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

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States. The Company’s tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Fort Lauderdale, Florida. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Fair Value of Financial Instruments

The carrying value of the Company’s accounts payable and accrued expenses, deferred compensation – related parties, advances, notes payable and embedded derivative liabilities approximates their fair value due to the short-term nature of such instruments.

Accrued payroll and compensation—related parties

The Company accounts for accrued payroll or compensation for it’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board within Accrued payroll and compensation - related parties.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. At December 31, 2012 and 2011, common stock equivalents consisting of options and warrants to purchase common stock amounted to 194,397,938 and 72,338,356 shares, respectively.

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

ASU 2011-02—FASB amends creditor troubled debt restructuring guidance

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

ASU 2011-01—Troubled debt restructuring disclosures for public-entity creditors deferred

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

NOTE 4. NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share at December 31, 2012 and 2011, respectively:

	December 31, 2012	December 31, 2011
Losses available for common shareholders	(933,540)	(1,776,065)
Weighted average common shares outstanding	(319,395,976)	(148,406,197)

Basic loss per share	(.00)	(.01)

Net loss per share is based upon the weighted average shares of common stock outstanding.

The number of shares utilized in the calculation of basic and diluted loss per share for the years December 31, 2012 and 2011 were the same, as we incurred a loss in those periods.

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

The purchase price was $7,505,529 which, pursuant to the Purchase Agreement, The purchase price included the issuance of 12,750,000 shares of common stock by the Company to Medina or its assignees, return of 5,358,000 by Black Diamond and the payment of $125,000 to the original seller of certain equipment where the Chloride Copper Mine is located, as designated by Medina in the Purchase Agreement. The purchase price was determined based on the Company’s analysis of a recently completed comparable acquisition and based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement. The Company recognized goodwill of $7,602,069 and assumed $384,540 in liabilities, which consisted of a $360,000 promissory note and $3,040 in accrued interest and $21,500 in accounts payable. The Company did not assume the $360,000 promissory note and in the period ended December 31, 2012 the Company recognized a gain of approximately $413,001 consisting of the promissory note and accrued interest which is included in Adjustment on impairment of goodwill and equipment in the accompanying Statements of Operations.

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

The Company had an impairment on the entire purchase price for the Medina Property acquisition and impairment on the Chloride Cooper Project related to fixed assets and mining interests. During the year ended December 31, 2010 the impairment was $7,890,069 which comprised of $7,602,069 write-off of goodwill, $163,000 write-off of mining interests and $125,000 for the write-down of fixed assets. These writeoffs were recorded in Adjustment on impairment of goodwill and equipment. All these assets were acquired and recorded as part of the Chloride Copper Project.

NOTE 6. NOTE PAYABLE

The Company had the following notes payable outstanding as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Promissory note payable dated August 16, 2010 due to Brian Hebb including accrued interest.	$41,570	$42,055
Promissory note payable dated August 6, 2010 due to Black Diamond Realty Mgmt including accrued interest.	30,098	26,126
Promissory note payable dated May 5, 2010 due to Brian Hebb including accrued interest.	153,469	155,146
Notes payable acquisition as a part of the Chloride Copper Project dated March 22, 2010 including accrued interest	-0-	413,001
Promissory note payable dated October 13, 2010 due to South Concord Corp including accrued interest	-0-	35,667
Promissory note payable dated May 18, 2011 due to Black Pool Partners LLC including accrued interest	-0-	6,857
Promissory note payable dated June 8, 2011 due to Asher Enterprises including accrued interest	-0-	26,419
Promissory note payable dated July 1, 2011 due to Asher Enterprises including accrued interest	-0-	26,003
Promissory note payable dated August 30, 2011 due to Asher Enterprises including accrued interest	-0-	38,511
Promissory note payable dated February 16, 2012 due to Grand View Ventures, LLC	215,992	-0-
Promissory note payable dated May 3, 2012 due to Grand View Ventures, LLC	147,029	-0-
Promissory note payable dated May 17, 2012 due to Tangiers Investors, LP including accrued interest	15,900	32,147
Promissory note payable dated July 17, 2012 due to Asher Enterprises including accrued interest	54,940	-0-
Promissory note payable dated July 31, 2012 due to FOGO, Inc including accrued interest	210,060	-0-
Promissory note payable dated October 5, 2012 due to Asher Enterprises including accrued interest	33,120	-0-
Promissory note payable dated November 14, 2012 due to All Business Consulting, Inc including accrued interest	25,258	-0-
Promissory note payable dated December 4, 2012 due to Asher Enterprises including accrued interest	42,752	-0-

	970,188	801,931
Less: Debt discount	(97,423)	(0)

Total Notes Payable	$872,765	$801,931

The Company entered into a promissory note with Brian Hebb on August 16, 2010 in the amount of $34,527. The note has an interest rate of 8% with the maturity date of July 15, 2011. The Company is currently in default of the note. As of December 31, 2012 and 2011, the Company had a balance due including principal, interest and default penalties in the amount of $41,570 and 42,055, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into a promissory note with Black Diamond Realty Management on August 6, 2010 in the amount of $25,000. The note does not have an interest rate on the principal balance and matured on August 16, 2011. The Company is currently in default of the note. As of December 31, 2012 and 2011, the Company had a balance due including, principal, default interest and penalties in the amount of $30,098 and 26,126, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into a promissory note with Brian Hebb on May 5, 2010 in the amount of $125,000. The note has an interest rate of 8% with the maturity date of August 16, 2011. The Company is currently in default of the note. As of December 31, 2012 and 2011, the Company had a balance due including, principal, default interest and penalties in the amount of $153,469 and $155,146, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into the purchase interest of the Chloride Copper Project from Medina Property Group, LLC which resulted in the Company acquiring the debt and a promissory note dated March 22, 2010 in the amount of $360,000. The note has an interest rate of 8% with the maturity date of September 22, 2010. The Company did not assume the $360,000 promissory note and in the period ended December 31, 2012, the Company recognized an adjustment on the impairment of assets for its reversal. As of December 31, 2012 and 2011, the Company had a balance due including, principal, default interest and penalties in the amount of $0 and $413,001, respectively.

The Company entered into a Convertible Promissory Note with South Concord, a related party, on September 30, 2010 in the amount of $30,000. The note had an interest rate of 8%. The Company has written off this debt and has recognized the result as forgiveness of debt. As of December 31, 2012 and 2011, the Company had a balance due including principal and interest in the amount of $0 and $35,667, respectively.

The Company entered into a demand Promissory Note with Blackpool Partners LLC; a company owned by the Company’s CEO and a related party, on May 18, 2011 in the amount of $6,700. The note has an interest rate of 4%. During the course of the year ended December 31, 2012, the Company satisfied the debt. As of December 31, 2012 and 2011, the Company had a balance due including, principal, default interest and penalties in the amount of $0 and $6,857, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on June 8, 2011 in the amount of $32,500. The note has an interest rate of 8% with the maturity date of March 13, 2012. During the course of the years ended December 31, 2012 and 2011 Asher Enterprises converted the note into the Company’s common stock in accordance to the terms of the Agreement. As of December 31, 2012 and 2011, the Company had a balance due including, principal, default interest and penalties in the amount of $0 and $26,419, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on July 1, 2011 in the amount of $25,000. The note has an interest rate of 8% with the maturity date of April 5, 2012. During the course of the year ended December 31, 2012, Asher Enterprises converted the note including both principle and accrued interest into the Company’s common stock in accordance to the terms of the Agreement. As of December 31, 2012 and 2011, the Company had a balance due including, principal and accrued interest in the amount of $0 and $26,003, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on August 30, 2011 in the amount of $37,500. The note has an interest rate of 8% with the maturity date of June 4, 2012. During the course of the year ended December 31, 2012, Asher Enterprises converted the note including both principle and accrued interest into the Company’s common stock in accordance to the terms of the Agreement. As of December 31, 2012 and 2011, the Company had a balance due including, principal and accrued interest in the amount of $0 and $38,511, respectively.

In February 2012, the Company issued a convertible note with a face value of $190,000 to Grand View Ventures, LLC. The note matured on February 16, 2013, bears interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. The investor in the convertible debt also acquired 8,650,00 shares of common stock and warrants to acquire 6,900,000 share of common stock for an exercise price of $0.015 per share over a four-year term for proceeds for $10,000. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $8,289 to be amortized into interest expense through the maturity date of the convertible note. During the year ended December 31, 2012, the Company recorded amortization expense of $7,225. As of December 31, 2012, the carrying value of the convertible notes was $188,936, net of remaining discounts of $1,064. As of December 31, 2012, the Company had a balance due including principal and accrued interest of $215,992. In addition to the amortization of discounts, the Company recognized $24,908 of interest expense on the convertible note for the year ended December 31, 2012. The maturity date was extended through Second Agreement to Promissory Note on January 10, 2013.

In May 2012, the Company issued a convertible note with a face value of $133,000 to Grand View Ventures, LLC. The note matured on November 1, 2012, accrues interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. In conjunction with the issuance of the convertible note, the Company also granted the holder of the convertible note the right to purchase a number of shares of common stock equal to 62.5% of the common stock issuable upon conversion of the convertible notes issued in January and February of 2012, for an exercise price equal to the outstanding principal on the notes issued in January and February of 2012. The Company is required to use the proceeds of such exercise to settle the notes issued in January and February of 2012. Because the exercise price and number of shares purchasable under the purchase option are indeterminable, the Company was required to record a derivative liability for the fair value of the purchase option. The fair value of the embedded derivative as of the dates of issuance was determined to be $6,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	275.26% – 273.38%
Risk Free Rate	0.16%
Expected Term	0.67 – 0.81 Years
Dividend Rate	0%

On the date of issuance the Company a recorded a derivative liability and debt discount of $6,000. The debt discount is being amortized into interest expense through the maturity dates of the convertible notes.

During the quarter ended September 30, 2012, the holders of the convertible debt issued and January and February of 2012 converted the notes into common stock, effectively terminating the purchase right. Accordingly, the fair value of the derivative liability of $6,000 was reclassed to additional paid in capital.

The investor in the convertible debt also acquired 6,666,666 shares of common stock and warrants to acquire 6,666,666 share of common stock for an exercise price of $0.12 per share over a four-year term for proceeds of $33,333. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal of $15,915 to be amortized into expense through the maturity date of the convertible note. During the year ended December 31, 2012, the Company recorded amortization interest expense of $15,915. As of December 31, 2012, the carrying value of the convertible notes was $133,000 as there remained no unamortized debt discounts. As of December 31, 2012, the Company had a balance due including principal and accrued interest of $147,029. In addition to the amortization of discounts the Company recognized $13,227 of interest expense on the convertible note for the year ended December 31, 2012. On January 10, 2013, the maturity date was extended to July 15, 2013 through “First Amendment Promissory Note”.

The Company entered into a Convertible Promissory Note with Tangiers Investors, LP on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with an original maturity date of July 14, 2012. In May 2012, the Company renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been timely satisfied, and issue 3,000,000 shares of common stock to Tangiers. The Company determined the fair value of the common stock to be $14,700 based on the trading price of the common stock on the date of the agreement. The Company recorded a debt discount equal to the excess of the aggregate fair value of consideration over the carrying value of the debt and accrued interest on the date of settlement equal to $8,905, which was amortized over the six-month extension period. A portion of the second payment equal to $15,900 has not been paid as of December 31, 2012. In addition, as of December 31, 2012, the Company has not issued shares of common stock to Tangiers. During the year ended December 31, 2012, the Company recorded amortization of debt discount of $8,905. The carrying value of the note is $15,900 and there is no remaining unamortized portion of the debt discounts. As of December 31, 2012 and 2011, the Company had a balance due, including principal and accrued interest in the amount of $15,900 and $32,147, respectively.

In July 2012, the Company issued a convertible note with a face value of $53,000 to Asher Enterprises, Inc. The note matures in April 2013, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The fair value of the embedded derivative as of the dates of issuance was determined to be $81,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	323.32%
Risk Free Rate	0.18%
Expected Term	.75 Years
Dividend Rate	0%

On the date of issuance the Company recorded a derivative liability of $81,000, a debt discount of $53,000 and initial derivative liability expense of $28,000. The debt discount is being amortized to interest expense through the maturity date of the convertible note. During the year ended December 31, 2012, the Company recorded amortization expense of $32,069. As of December 31, 2012, the carrying value of the convertible note was $32,069, net of a remaining discount of $20,931. As of December 31, 2012, the Company had a balance due including principal and accrued interest of $54,940. In addition to the amortization of the discount the Company recognized $1,931 of interest expense on the convertible note for the year ended December 31, 2012.

The fair value of the embedded derivatives as of the December 31, 2012 was determined to be $51,000 by using Monte Carlo Simulations and the following assumptions, resulting in derivative income of $30,000 for the year ended December 31, 2012:

Volatility	163.00%
Risk Free Rate	0.05%
Expected Term	0.30 Years
Dividend Rate	0%

On July 31, 2012 the Company entered into a Promissory Note with FOGO, Inc. in the amount of $200,000. The note has an interest rate of 12% with the maturity date of February 1, 2013. As of December 31, 2012, the Company had a balance due including, principal and accrued interest in the amount of $210,060. On January 30, 2013, the maturity date was extended to July 31, 2013 through “First Amendment Promissory Note”.

In October 2012, the Company issued a convertible note with a face value of $32,500 to Asher Enterprises, Inc. The note matures in July 2013, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The fair value of the embedded derivative as of the dates of issuance was determined to be $36,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	251.02%
Risk Free Rate	0.18%
Expected Term	.75 Years
Dividend Rate	0%

On the date of issuance the Company recorded a derivative liability of $36,000, a debt discount of $32,500 and initial derivative liability expense of $3,500. The debt discount is being amortized to interest expense through the maturity date of the convertible note. During the year ended December 31, 2012, the Company recorded amortization expense of $10,171. As of December 31, 2012, the carrying value of the convertible note was $10,171, net of a remaining unamortized discount of $22,329. In addition to the amortization of the discount the Company recognized $620 of interest expense on the convertible note for the year ended December 31, 2012. As of December 31, 2012, the Company had a balance due including principal and accrued interest of $33,120.

The fair value of the embedded derivatives as of the December 31, 2012 was determined to be $31,000 by using Monte Carlo Simulations and the following assumptions, resulting in derivative income of $5,000 for the year ended December 31, 2012:

Volatility	185.61%
Risk Free Rate	0.11%
Expected Term	0.52 Years
Dividend Rate	0%

In November 2012, the Company issued a convertible note with a face value of $25,000 to All Business Consulting, Inc. The note matured in March 2013, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 45% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The fair value of the embedded derivative as of the dates of issuance was determined to be $31,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	175.93%
Risk Free Rate	0.10%
Expected Term	0.33 Years
Dividend Rate	0%

On the date of issuance the Company recorded a derivative liability of $31,000, a debt discount of $25,000 and initial derivative liability expense of $6,000. The debt discount is being amortized to interest expense through the maturity date of the convertible note. During the year ended December 31, 2012, the Company recorded amortization expense of $9,792. As of December 31, 2012, the carrying value of the convertible note was $9,792, net of a remaining unamortized discount of $15,208. In addition to the amortization of the discount the Company recognized $258 of interest expense on the convertible note for the year ended December 31, 2012. As of December 31, 2012, the Company had a balance due including principal and accrued interest of $25,258.

The fair value of the embedded derivatives as of the December 31, 2012 was determined to be $31,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	176.28%
Risk Free Rate	0.05%
Expected Term	0.20 Years
Dividend Rate	0%

In December 2012, the Company issued a convertible note with a face value of $42,500 to Asher Enterprises, Inc. The note matures in September 2013, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The fair value of the embedded derivative as of the dates of issuance was determined to be $42,000 by using Monte Carlo Simulations and the following assumptions:

Volatility	234.56%
Risk Free Rate	0.18%
Expected Term	.75 Years
Dividend Rate	0%

On the date of issuance the Company recorded a derivative liability and debt discount of $42,000. The debt discount is being amortized to interest expense through the maturity date of the convertible note. During the year ended December 31, 2012, the Company recorded amortization expense of $4,109. As of December 31, 2012, the carrying value of the convertible note was $4,609, net of a remaining unamortized discount of $37,891. In addition to the amortization of the discount the Company recognized $252 of interest expense on the convertible note for the year ended December 31, 2012. As of December 31, 2012, the Company had a balance due including principal and accrued interest of $42,752.

The fair value of the embedded derivatives as of the December 31, 2012 was determined to be $41,000 by using Monte Carlo Simulations and the following assumptions, resulting in derivative income of $1,000 for the year ended December 31, 2012:

Volatility	206.54%
Risk Free Rate	0.11%
Expected Term	0.68 Years
Dividend Rate	0%

On March 17, 2010, Brian Hebb a creditor, assumed the debt of $90,573 that an officer had advanced the Company. As of December 31, 2012 and 2011, an advance note payable of $90,573 is due to Brian Hebb.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The following table represents the Company’s fair value hierarchy for its derivative financial instruments measured at fair value on a recurring basis as of December 31, 2012:

	Balance at December 31, 2012	Quoted Prices in Active Mkts. for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded conversion feature on convertible debt	$154,000	—	—	$154,000

Total	$154,000	$—	$—	$154,000

The table below sets forth the summary of changes in the fair value of the Company’s Level 3 derivative financial instruments for the year ended December 31, 2012:

Balance-December 31, 2011	$2,262

Convertible debt issued with conversion feature	270,883

Embedded conversion option reclassified to equity upon conversion of debt	(150,145)

Fair value change in derivative liability	31,000

Balance-December 31, 2012	$154,000

NOTE 8. EQUITY

As of December 31, 2012, the Company is authorized to issue 450,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. The Company’s common stock was divided into two classes of common stock with 440,000,000 shares to the Class A common stock and 10,000,000 shares to the Class B common stock.

On December 20, 2011, the Company amended its articles of incorporation as follows: The Company Class A Common stock was changed from 250 million (250,000,000) to 440 million (440,000,000) and the number of Class B Common Stock was changed from 200 million (200,000,000) to 10 million (10,000,000). The Total authorized common shares were 450,000,000 and the total authorized and Preferred Stock was 10,000,000 Preferred shares as of December 31, 2012 and December 31, 2011.

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

During the twelve month period ending December 31, 2012 the Company issued Asher Enterprises during seventeen dates a total of 124,879,081 shares of the Company’s Common stock. The stock was issued in exchange for the conversion of notes payable totaling $128,800 issued during 2011 and 2012.

In exchange for certain unpaid fees owed to Cella, Lange and Cella (LLP) (“Cella”), on February 24, 2012, the Company entered into an agreement with Cella whereby the Company will:

1.	Grant Cella full vested options to purchase up to 15,326,250 additional shares at an exercise price of $.004 per share,

2.	Issue to Cella 7,500,000 shares of the Company’s Class A Common Stock

3.	Pay additional sums to Cella upon closing of financing at different dollar thresholds, and upon the production or sale of a certain amount of copper.

In January 2012, the Company issued 15,326,250 vested options and determined the fair value of the option using the Black-Scholes model, a grant date stock price of $0.0015, an expected term of 5 years and volatility of 500%. The grant date fair value was determined to be $22,989. In April 2012, the Company issued 7,500,000 shares of the Company’s common stock and determined the fair value to be $11,250.

On April 1, 2012 the Company issued Grand View Ventures, LLC 8,650,000 shares of the Company’s common stock as part of a debt agreement.

Common Shares Subscribed, Not Issued

During the year ending December 31, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock. This issuance resulted in aggregate gross proceeds to the Company of $75,000. At December 31, 2012 the 300,000 shares of common stock had not yet been issued.

Effective March 10, 2011, the Company entered into a two month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 200,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares. Effective May 11, 2011, the Company entered into a four month independent consulting agreement with J. Rod Martin, its current CEO, in consideration for 2,000,000 shares of restricted Common Stock. The terms of the agreement were satisfied; however as of this filing the Company has not issued these shares. The Company recorded a consulting expense on the date agreements were issued in the total amount of $262,000.

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

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with an original maturity date of July 14, 2012. In May 2012, the Company renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been timely satisfied, and issue 3,000,000 shares of common stock to Tangiers. The Company determined the fair value of the common stock to be $14,700 based on the trading price of the common stock on the date of the agreement. As of December 31, 2012, the Company has not issued these shares.

Effective May 3, 2012, the Company entered into subscription agreements with Grand View Ventures, The Oak Street Trust and Shadow Capital. Whereas for the values of $33,333, $16,667 and $16,667 the company agreed to issue 6,666,666 shares, 3,333,334 shares and 3,333,334 shares, respectively, of the Company’s common stock.

Following is a summary of the subscribed share activity:

Common Stock Subscribed, Not Issued (Shares)

Subscribed Shares
Balance December 31, 2011	2,200,000
Satisfaction of Debt	2,857,467
Cash	13,333,334

Total	18,390,801

Preferred Stock

As of December 31, 2012 and 2011, the company had 10,000,000 authorized shares of Preferred Stock, with a par value of $0.001 per share. On January 31, 2012, the board of directors approved and issued 500,000 shares of Series A Preferred Stock each to Timothy Benjamin, Chairman, and J. Rod Martin, CEO. The Company has valued the preferred stock at $1,000 based on the voting rights, the probability of redemption and the value of the Company’s common stock. There are 1,000,000 and 0 issued and outstanding shares of Preferred Stock at December 31, 2012 and 2011, respectively.

NOTE 9. INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $11,237,044, which expire in various years through 2032, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision for income taxes from continued operations for the years ended December 31, 2012 and 2011 consist of the following:

Current:	December 31, 2012	December 31, 2011
Federal	$—	$—
State	—	—

Deferred:

Federal	$299,946	$573,778
State	51,345	88,819

	351,291	662,597
Change in valuation allowance	(351,291)	(662,597)

Provision for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2012	December 31, 2011
Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	3.63%	3.63%

Valuation allowance	(37.63)	(37.63)
Effective tax rate	-0-%	-0-%

As of December 31, 2012 and 2011, there were no unrecognized tax benefits.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	DECEMBER 31, 2012	DECEMBER 31, 2011
Net operating loss carryforward	4,229,000	10,300,000
Valuation allowance	(4,229,000)	(10,300,000)

Deferred income tax asset	—	—

NOTE 10. STOCK-BASED COMPENSATION

During the year ended December 31, 2012, the Company granted options to acquire 105,576,250 shares of common stock, with a weighted average grant date fair value of $0.0013 to employees, directors and service providers. During the year ended December 31, 2012, the Company estimated the fair value of options issued using the Black-Scholes option-pricing model and the following assumptions:

Risk Free Rate	0.79% - 0.94%
Expected Term	5 Years
Expected Volatility	225.57% - 244.63%
Expected Dividends	None

Option activity for the period from inception through December 31, 2012 was as follows:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding January 1, 2011	$—	—	—
Granted	72,338,356	0.049	3.90

Outstanding December 31, 2011	72,338,356	0.049	3.90
Granted	105,576,250	0.042	3.33
Forefeitures	(3,750,000)	—	—

Outstanding December 31, 2012	174,164,606	0.045	3.56

Exercisable December 31, 2012	22,338,356	0.047	3.71

The following table summarizes information about the stock options outstanding at December 31, 2012:

		Weighted Average Remaining Term	Weighted Average Grant Date Fair Value
$0.0040	15,326,250	4.14	0.0011
$0.0059	1,500,000	3.65	0.0034
$0.0510	4,838,356	3.32	0.0024
$0.0500	152,500,000	3.98	0.0016

	174,164,606

As of December 31, 2012, there is $189,303 of unrecognized compensation cost (pre-tax) that will be recognized in the future.

During the year ended December 31, 2012, $63,481 of compensation expense was recognized.

NOTE 11. FOURTH QUARTER ADJUSTMENTS

The following relates to adjustments to previously stated quarters.

	For quarters ended
		31-Mar-12		30-Jun-12		30-Sep-12	31-Dec-12
Net loss (income) as Previously Stated		275,916		(337,171)		381,088	311,334
Adjustments	1	(80,231)	2	335,750	3	46,854	—

Net loss (income) as Adjusted		195,685		(1,421)		427,942	311,334

Basic net (income) loss per common share (no change resulting from adjustments)		0		0		0	0

1-	The adjustments primarily related to unaccrued payroll and taxes, unrecorded stock based compension, a misclassification of interest expense upon conversion of convertible debt to equity, and the amortization of discount relating to the Company’s convertible debt.
2-	The adjustments primarily related to unaccrued payroll and taxes, an overstatement of stock based compensation, a misclassification of interest expense upon conversion of convertible debt to equity, the amortization of relating to the discount from the Company’s convertible debt, and improperly recording to income substantiated debt.
3-	The adjustments primarily related to unaccrued payroll and taxes.

In addition, during the 3 months ended December 31, 2012, the Company capitalized mine development costs and corresponding accounts payable, some of which should have been recorded during prior quarters. As of March 31, 2012, June 30, 2012 and September 30, 2012, there should have been an additional amount of development costs capitalized and an additional accounts payable of approximately $104,000, $265,000 and $446,000, respectively. This had no effect on the Company’s net loss (income) or its earning per share calculation for any period presented.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates events that occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, except as noted below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Effective January 10, 2013 the Company has entered into a Forbearance Agreement with Grand View (the “Agreement”). In consideration for entering into the Agreement, the Company has agreed that it shall perform (or agree to the terms of) the following material requirements: (a) the May Note shall bear an 18% interest rate from November 1, 2012 forward, (b) a deed of trust on the Company’s 80% interest in the Chloride Copper Mine shall be filed to secure the February and May Notes , (c) the exercise price associated with Warrants issued in connection with the February and May Notes shall be reset, and (d) the Company shall issue additional warrants to purchase 6,750,000 shares of the Common Stock with an exercise price of $0.008 provided that the Company may repurchase a certain percentage of such warrants at a purchase price of $0.001 per share if the February 2012 and May 2012 Notes are paid prior to July 15, 2013. In consideration for entering into the agreement, Grand View has agreed to the following material terms:; (i) Grand View waives any defaults and breaches of the Company or all dates prior to the date of the Forbearance Agreement, (ii) both the February 2012 and May 2012 Notes are amended to extend the maturity date of each to July 15, 2013, and (iii) revisions to the February 2012 and May 2012 Securities Purchase Agreements and February Warrant modify the calculation of anti-dilution shares.

On January 30, 2013, the Company and Fogo Inc (“Fogo”) entered into an amendment to the Promissory Note dated July 31, 2012 which changed the maturity date of the note to July 31, 2013. The note interest rate shall bear an interest rate of 13.5% annual rate beginning February 2013 and increasing 1.5% each month with an maximum of 20% in July 2013 provided the note is outstanding.

On February 5, 2013, the Company and Paul C. Rizzo Associates, Inc. entered into an agreement which provided for the execution of a Promissory Note, the granting of warrants to purchase 3,000,000 shares of the Common Stock at an exercise price of $0.0125 per share if the final Environmental Assessment is delivered to the Bureau of Land Management by April 1, 2013 with an additional 250,000 warrants to be issued upon the same terms for each full week that the final EA is delivered before April 1, 2013. The Promissory Note was executed on February 5, 2013 which the principal amount of $536,860.00 representing all outstanding invoices up to December 1, 2012. The Promissory Note shall bear interest at an annual rate of 15% with a maturity date of sixty (60) days after the date the United States Bureau of Reclamation issues a submittal of Environmental Assessment documentation seeking a Finding of No Significant Impact (“FONSI”) or August 1, 2013 whichever occurs first.

On March 6, 2013 the Company and Cella, Lange, Cella LLP (“Cella”) entered into an agreement whereby Cella was issued 6,000,000 shares of the Company’s Class A common stock in exchange for the payment of $42,000 of the balance due to Cella. In consideration for this agreement, the Company also granted Cella fully vested options to purchase up to 6,000,000 additional shares at an exercise price of $0.01 per share. Cella may in its sole discretion elect to apply the amount of the option exercise against outstanding amounts owed to Cella in lieu of receiving a cash payment from the Company. The outstanding balance owed to Cella as of December 31, 2012 shall bear an annual interest rate of 12% until paid.

On April 12, 2013, the Company executed a Second Amendment to the Asset Purchase Agreement (“Second Amendment”) between the Company and Medina Property Group, LLC dated April 23, 2010, amended by the First Amendment to the Asset Purchase Agreement dated June 10, 2010. This Second Amendment provides for the acquisition of Medina’s remaining twenty (20%) percent right, title, and interest in the asset known as the Chloride Copper Mine. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 100%. In consideration for the 20% interest, the Company entered into a 6-month promissory note for seven hundred fifty thousand ($750,000) dollars, forty million (40,000,000) shares of Class A common stock, a 5-year convertible promissory note for four million ($4,000,000) Dollars, and a 10-year warrant purchase agreement for Medina to purchase up to twenty million (20,000,000) shares of its Class A common stock at a share price of $0.27.