Form 10-Q
period 2013-03-31
SIERRA RESOURCE GROUP INC
filed 2013-05-20
CIK 1076966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2013 the issuer had 397,595,918 issued shares of Common Stock, $0.001 par value.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed financial statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Removed and Reserved	38
Item 5.	Other Information	38
Item 6	Exhibits	38
SIGNATURES		39
CERTIFICATIONS

1.01	Letter of Intent by and between Sierra Resource Group Inc. and Medina Property Group, LLC in regard to the purchase of 10% minority ownership

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

	101.INS – XBRL Instance Document

	101.SCH – XBRL Taxonomy Extension Schema Document

	101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB – XBRL Taxonomy Extension Label Linkbase Document

	101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

PART I

FINANCIAL INFORMATION

Item 1. Condensed financial statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$5,044	$31,864
Prepaid expenses	6,500	2,000
Other Current Assets	34,973	25,000

TOTAL CURRENT ASSETS	46,517	58,864
MINE DEVELOPMENT COSTS	870,742	653,523
OTHER ASSETS	7,970	7,971

TOTAL ASSETS	$925,229	$720,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$857,758	$1,126,910
Accrued payroll and compensation – related parties	311,684	221,235
Embedded derivative Liabilities	168,800	154,000
Advances	90,573	90,573
Obligation to Issue Common Stock	75,000	89,700
Notes Payable (net of debt discount $151,359 and $97,423 respectively)	1,411,342	872,765
Other current liabilities	16,403	—

TOTAL CURRENT LIABILITIES	2,931,560	2,555,183

TOTAL LIABILITIES	2,931,560	2,555,183

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Class A Common stock, $0.001 par value: 970,000,000 shares authorized; 382,862,471 and 347,833,085 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	382,862	347,833
Class B Common stock, $0.001 par value: 10,000,000 shares authorized; none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Class A Preferred stock, $0.001 par value: 10,000,000 shares authorized; 1,000,000 issued and outstanding at March 31, 2013 and December 31, 2012	1,000	1,000
Common stock subscribed, not issued $.001 par value 11,057,467 and 18,390,801 at March 31, 2013 and December 31, 2012, respectively	270,857	278,191
Additional Paid-in capital	9,044,728	8,775,195
Accumulated deficit	(11,705,778)	(11,237,044)

TOTAL STOCKHOLDERS’ DEFICIT	(2,006,331)	(1,834,825)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$925,229	$720,358

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,		December 21, 1992 (Inception) to March 31, 2013
	2013	2012
REVENUE
Revenue	$—	$—	$1,275

Total revenue	—	—	1,275

OPERATING EXPENSES
Amortization			11,972
Selling, general and administrative expenses	310,360	223,999	3,144,549

Total operating expenses	310,360	223,999	3,156,521

Operating loss	(310,360)	(223,999)	(3,155,246)

Other Income (expense)
Financing costs including interest & amortization of discounts	(156,374)	(177,366)	(1,161,578)
Derivative income (expense)	(2,000)	—	(55,474)
Forgiveness of debt and accrued interest	—	125,449	161,116
Adjustment on impairment of goodwill and equipment	—	—	(7,494,596)

Total other income (expense)	(158,374)	(51,917)	(8,550,532)

LOSS BEFORE INCOME TAXES	(468,734)	(275,916)	(11,705,778)
PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	(468,734)	$(275,916)	(11,705,778)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	356,602,112	251,929,486

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31		December 21, 1992 (Inception) to March 31,
	2013	2012	2013
Cash flows from operating activities:
Net Loss	$(468,734)	$(275,916)	$(11,705,778)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	—	—	763,384
Stock options issued for services	—	—	63,481
Stock subscribed not issued for services	—	—	262,000
Partial release of liability in exchange for stock and options to be issued	30,697		30,697
Forgiveness of debt and accrued interest	—	(125,449)	(161,116)
Derivative expense	2,000	—	35,262
Interest expense for conversion of stock	—	196,737	373,357
Accrued interest	35,823	(259)	73,965
Accrued interest – related party	—	—	98,816
Adjustment on impairment of goodwill and equipment	—	—	7,494,596
Amortization of discount on convertible debt	120,551	—	282,237
Amortization	—	—	11,972
Changes in operating assets and liabilities:
Other current assets	(14,473)	—	(41,473)
Other assets	—	—	(7,970)
Accounts payable and accrued expenses	103,015	(10,118)	829,867
Accounts payroll and compensation – related parties	106,851	—	328,086

Net cash used in operating activities	(84,270)	(215,005)	(1,268,617)

Cash Flows from Investing Activities
Capitalization of mine expenses	—	—	(101,205)
Purchase of minority interest	—	—	—
Investment in oil and gas interests	—	(6,500)	(29,500)

Net cash used in investing activities	—	(6,500)	(130,705)

Cash flows from financing activities:
Issuance of common stock	—	—	11,860
Payments on notes payable	(10,550)	—	(78,300)
Obligation to issue common stock	—	—	14,700
Proceeds from issuance of subscribed stock	—	10,000	141,667
Proceeds from officer advances	—	—	90,573
Proceeds from note payable-related party	—	67,500	29,500
Proceeds from note payable	68,000	190,000	1,194,366

Net cash provided by financing activities	57,450	267,500	1,404,366

Net increase (decrease) in cash and cash equivalents	(26,820)	45,995	5,044
Cash and cash equivalents at beginning of period	31,864	132	—

Cash and cash equivalents at end of period	5,044	$46,127	$5,044

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Capitalization of mining costs and corresponding increase in accounts payable	217,219
Conversion of notes payable and corresponding accrued interest to common stock	55,120
Initial set up of derivative liability relating to embedded conversion feature	65,800
Embedded conversion option reclassified to equity upon conversion of debt	53,000
Increase in debt discount and paid in capital relating to forbearance agreement	101,160
Increase in debt issuance costs and notes payable relating forbearance agreement	17,500
Conversion of accounts payable to notes payable	536,860

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

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

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2013, we had an accumulated deficit of $11,705,778 and a working capital deficit of $2,885,043. During the three months ended March 31, 2013, we had a net loss of $468,734. As we had no significant revenues or earnings from operations, the net loss for the three months ended March 31, 2013 was a result of our operating expenditures and financing costs. We will in all likelihood sustain operating expenses without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2013 but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

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

The Company has estimated the fair value of its derivative financial instruments as of March 31, 2013. The fair value measurements guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Fair Value of Financial Instruments

The carrying value of the Company’s accounts payable and accrued expenses, compensation – related parties, advances, notes payable and embedded derivative liabilities approximates their fair value due to the short-term nature of such instruments.

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

NOTE 4. NET EARNINGS (LOSS) PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding:

The following table represents the computation of basic and diluted losses per share:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Loss available for common shareholders	(468,734)	(275,916)

Weighted average common shares outstanding	356,602,112	251,929,486

Basic Loss per share	(.00)	(.00)

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

On April 12, 2013, the Company executed a Second Amendment to the Asset Purchase Agreement (“Second Amendment”) between the Company and Medina Property Group, LLC dated April 23, 2010, amended by the First Amendment to the Asset Purchase Agreement dated June 10, 2010. This Second Amendment provides for the acquisition of Medina’s remaining twenty (20%) percent right, title, and interest in the asset known as the Chloride Copper Mine. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 100%. In consideration of the 20% interest, the Company entered into a 6-month promissory note for seven hundred fifty thousand ($750,000) dollars, forty million (40,000,000) shares of Class A common stock, a 5-year convertible promissory note for four million ($4,000,000) dollars, and a 10-year-warrant purchase agreement for Medina to purchase up to twenty million (20,000,000) shares of its Class A common stock at a share price of $0.27.

NOTE 6. NOTES PAYABLE

The Company had the following notes payable outstanding as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Promissory note payable dated August 16, 2010 due to Brian Hebb including accrued interest.	$42,390	41,570

Promissory note payable dated August 6, 2010 due to Black Diamond Realty Mgmt including accrued interest.	30,702	30,098

Promissory note payable dated May 5, 2010 due to Brian Hebb including accrued interest.	156,497	153,469

Promissory note payable dated February 16, 2012 due to Grand View Ventures including accrued interest	213,431	215,992

Promissory note payable dated May 3, 2012 due to Grand View Ventures including accrued interest	169,967	147,029

Promissory note payable dated May 17, 2012 due to Tangiers Investors, LP including accrued interest	15,900	15,900

Promissory note payable dated July 17, 2012 due to Asher Enterprises including accrued interest	-0-	54,940

Promissory notes payable dated July 31, 2012 due to FOGO, Inc including accrued interest	217,052	210,060

Promissory note payable dated October 5, 2012 due to Asher Enterprises including accrued interest	33,773	33,120

Promissory note payable dated November 14, 2012 due to All Business Consulting, Inc. including accrued interest	25,756	25,258

Promissory note payable dated December 4, 2012 due to Asher Enterprises including accrued interest	43,595	42,752

Promissory note payable dated February 5, 2013 due to Paul C. Rizzo & Associates including accrued interest	544,802	-0-

Promissory note payable dated February 25, 2013 due to Asher Enterprises including accrued interest	63,773	-0-

Promissory note payable dated February 27, 2013 due to Asher Enterprises including accrued interest	5,063	-0-

	1,562,701	970,188

Less: Debt discount	(151,359)	(97,423)

Total Notes Payable	1,411,342	872,765

The Company entered into a promissory note with Brian Hebb on August 16, 2010 in the amount of $34,527. The note has an interest rate of 8% with the maturity date of July 15, 2011. The Company is currently in default of the note. As of March 31, 2013 and December 31, 2012, the Company had a balance due including principal, interest and default penalties in the amount of $42,390 and $41,570, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into a promissory note with Black Diamond Realty Management on August 6, 2010 in the amount of $25,000. The note has an interest rate of 8% with the maturity date of August 16, 2011. The Company is currently in default of the note. As of March 31, 2013 and December 31, 2012, the Company had a balance due including principal, interest and default penalties in the amount of $30,702 and $30,098, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into a promissory note with Brian Hebb on May 5, 2010 in the amount of $125,000. The note has an interest rate of 8% with the maturity date of August 16, 2011. The Company is currently in default of the note. As of March 31, 2013 and December 31, 2012, the Company had a balance due including principal, interest and default penalties in the amount of $156,497 and $153,469, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into a Convertible Promissory Note with Grand View Ventures on February 16, 2012 in the amount of $190,000. The note has an interest rate of 15% with a maturity date of February 16, 2013 (see Note 7). The balance due including principal and accrued interest was $213,431 and $215,992 at March 31, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Grand View Ventures on May 3, 2012 in the amount of $133,333. The note has an interest rate of 15% with a maturity date of November 1, 2012 (see Note 7). The balance due including principal and accrued interest was $169,967 and $147,029 at March 31, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with the maturity date of July 14, 2012. The Company has renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been timely satisfied, and issue 3,000,000 shares of common stock to Tangiers. The second payment of $18,750 has not been paid as of March 31, 2013. In addition, as of March 31,2013, the Company has not issued shares of common stock to Tangiers. The balance due including principal and accrued interest was $15,900 at March 31, 2013 and December 31, 2012.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on July 17, 2012 in the amount of $53,000. The note had an interest rate of 8% with a maturity date of April 19, 2013. This obligation has been satisfied as of March 31, 2013 (See Note 7).

The Company entered into a Promissory Note with FOGO, Inc. on July 31, 2012 in the amount of $200,000. The note had an interest rate of 12% with a maturity date of January 1, 2013. On January 30, 2013, the Company and Fogo Inc (“Fogo”) entered into an amendment to the Promissory Note dated July 31, 2012, which changed the maturity date of the note to July 31, 2013. The note interest rate shall bear an interest rate of 13.5% annual rate beginning February 2013 and increasing 1.5% each month with an maximum of 20% in July 2013 provided the note is outstanding. The balance due including principal and accrued interest was $217,052 and $210,060 at March 31, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on October 5, 2012 in the amount of $32,500. The note had an interest rate of 8% with a maturity date of July 10, 2013 (See Note 7). The balance due including principal and accrued interest was $33,773 and $33,120 at March 31, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with All Business Consulting Inc. on November 14, 2013 in the amount of $25,000. The note had an interest rate of 8% with a maturity date of March 14, 2013 (See Note 7). During May 2013, the creditor elected to convert its note into common stock.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on December 4, 2012 in the amount of $42,500. The note had an interest rate of 8% with a maturity date of September 16, 2013 (See Note 7). The balance due including principal and accrued interest was $43,595 and $42,752 at March 31, 2013 and December 31, 2012, respectively.

On February 5, 2013, the Company and Paul C. Rizzo Associates, Inc. entered into an agreement which provided for the execution of a Promissory Note, the granting of warrants to purchase 3,000,000 shares of the Common Stock at an exercise price of $0.0125 per share if the final Environmental Assessment is delivered to the Bureau of Land Management by April 1, 2013 with an additional 250,000 warrants to be issued upon the same terms for each full week that the final EA is delivered before April 1, 2013. A final EA had not been delivered by April 1, 2013. The Promissory Note was executed on February 5, 2013 which the principal amount of $536,860.00 representing all outstanding invoices up to December 1, 2012. The Promissory Note shall bear interest at an annual rate of 15% with a maturity date of sixty (60) days after the date the United States Bureau of Reclamation issues a submittal of Environmental Assessment documentation seeking a Finding of No Significant Impact (“FONSI”) or August 1, 2013 whichever occurs first (See Note 7). The balance due including principal and accrued interest was $544,802 and $0 at March 31, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on February 25, 2013 in the amount of $63,000. The note had an interest rate of 8% with a maturity date of November 27, 2013 (See Note 7). The balance due including principal and accrued interest was $63,773 and $0 at March 31, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on February 27, 2013 in the amount of $5,000. The note had an interest rate of 8% with a maturity date of December 4, 2013 (See Note 7). The balance due including principal and accrued interest was $5,063 and $0 at March 31, 2013 and December 31, 2012, respectively.

NOTE 7. Convertible Notes

8 % Convertible Notes

In July 2012, the Company issued a convertible note with a face value of $53,000. The note was to mature in April 2013, bears interest at an annual rate of 8%, and was convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note was convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations.

On the date of issuance the Company recorded a derivative liability of $81,000, a debt discount of $53,000 and initial derivative liability expense of $28,000. The debt discount was being amortized into expense through the maturity date of the convertible note. During the three months ended March 31, 2013, the holder of the convertible notes elected to convert all principal and interest into 18,696,052 shares of common stock. On each date of conversion, a portion of the remaining unamortized discount attributable to the principal converted was amortized into interest expense and the related derivative liability was reclassed to equity. During the three months ended March 31, 2013, the Company recorded amortization expense of $20,931. As of March 31, 2013, no principal or interest remained outstanding. In addition to the amortization of the discount the Company recognized $180 of interest expense on the convertible note for the three months ended March 31, 2013.

The fair value of the embedded derivatives as of each conversion date was determined using Monte Carlo Simulations and the following assumptions, resulting in derivative expense of $2,000 for the three months ended March 31, 2013:

Volatility	35.45% - 122.6%
Risk Free Rate	0.05% - 0.12%
Expected Term	0.1 - .22 Years
Dividend Rate	0%

In October 2012, the Company issued a convertible note with a face value of $32,500. The note matures in July 2013, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations.

On the date of issuance the Company recorded a derivative liability of $36,000, a debt discount of $32,500 and initial derivative liability expense of $3,500. The debt discount is being amortized into expense through the maturity date of the convertible note. During the three months ended March 31, 2013, the Company recorded amortization expense of $10,833. As of March 31, 2013, the carrying value of the convertible note was $21,004, net of a remaining unamortized discount of $11,496. In addition to the amortization of the discount the Company recognized $653 of interest expense on the convertible note for the three months ended March 31, 2013.

The fair value of the embedded derivatives as of the March 31, 2013 was determined to be $31,000, resulting in no charge to earnings since the fair value of the derivative did not change from December 31, 2012, by using Monte Carlo Simulations and the following assumptions:

Volatility	80.61%
Risk Free Rate	0.07%
Expected Term	0.25 Years
Dividend Rate	0%

In November 2012, the Company issued a convertible note with a face value of $25,000. The note matured in March 2013, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 45% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations.

On the date of issuance the Company recorded a derivative liability of $31,000, a debt discount of $25,000 and initial derivative liability expense of $6,000. The debt discount was amortized into expense through the maturity date of the convertible note. During the three months ended March 31, 2013, the Company recorded amortization expense of $15,208. As of March 31, 2013, the carrying value of the convertible note was $25,000 and there was no remaining unamortized discount. In addition to the amortization of the discount the Company recognized $498 of interest expense on the convertible note for the three months ended March 31, 2013.

The fair value of the embedded derivatives as of the March 31, 2013 was determined to be $31,000, resulting in no charge to earnings since the fair value of the derivative did not change from December 31, 2012, by using Monte Carlo Simulations and the following assumptions:

Volatility	80.61%
Risk Free Rate	0.07%
Expected Term	0.20 Years
Dividend Rate	0%

In December 2012, the Company issued a convertible note with a face value of $42,500. The note matures in September 2013, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations.

On the date of issuance the Company recorded a derivative liability and debt discount of $42,000. The debt discount is being amortized into expense through the maturity date of the convertible note. During the three months ended March 31, 2013, the Company recorded amortization expense of $14,167. As of March 31, 2013, the carrying value of the convertible note was $18,276, net of a remaining unamortized discount of $24,224. In addition to the amortization of the discount the Company recognized $843 of interest expense on the convertible note for the three months ended March 31, 2013.

The fair value of the embedded derivatives as of the March 31, 2013 was determined to be $41,000, resulting in no charge to earnings since the fair value of the derivative did not change from December 31, 2012, by using Monte Carlo Simulations and the following assumptions:

Volatility	105.16%
Risk Free Rate	0.07%
Expected Term	0.4 Years
Dividend Rate	0%

In February 2013, the Company issued two convertible notes with an aggregate face value of $68,000. The notes mature in nine months from the date of issuance, bear interest at an annual rate of 8%, and are convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible notes are convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the derivative liabilities on the dates of issuance using Monte Carlo Simulations and the following assumptions:

Volatility	124.2%
Risk Free Rate	0.16% - 0.17%
Expected Term	0.75 Years
Dividend Rate	0%

On the dates of issuance the Company recorded derivative liabilities and debt discounts totaling $65,800. The debt discounts are being amortized into expense through the maturity dates of the convertible notes. During the three months ended March 31, 2013, the Company recorded amortization expense of $7,311. As of March 31, 2013, the carrying value of the convertible notes was $9,511, net of remaining unamortized discounts of $58,489. In addition to the amortization of the discount the Company recognized $837 of interest expense on the convertible note for the three months ended March 31, 2013.

The fair value of the embedded derivatives as of the March 31, 2013 was determined to be $65,800, resulting in no charge to earnings since the fair value of the derivative did not change from December 31, 2012, by using Monte Carlo Simulations and the following assumptions:

Volatility	127.86%
Risk Free Rate	0.14%
Expected Term	0.67 Years
Dividend Rate	0%

15% Convertible Notes

In February 2012, the Company issued a convertible note with a face value of $190,000. The note matured on February 16, 2013, bears interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. The investor in the convertible debt also acquired 8,650,00 shares of common stock and warrants to acquire 6,900,000 share of common stock for an exercise price of $0.015 per share over a four-year term for proceeds for $10,000. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $8,289 to be amortized into expense through the maturity date of the convertible note. During the three months ended March 31, 2013, the Company recorded amortization expense of $1,064. As of March 31, 2013, the outstanding principal balance was $190,000. In addition to the amortization of discounts the Company recognized $7,989 of interest expense on the convertible note for the three months ended March 31, 2013.

In May 2012, the Company issued a convertible note with a face value of $133,000. The note matured on November 1, 2012, accrued interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. In conjunction with the issuance of the convertible note, the Company also granted the holder of the convertible note the right to purchase a number of shares of common stock equal to 62.5% of the common stock issuable upon conversion of the convertible notes issued in January and February of 2012, for an exercise price equal to the outstanding principal on the notes issued in January and February of 2012. The Company was required to use the proceeds of such exercise to settle the notes issued in January and February of 2012. Because the exercise price and number of shares purchasable under the purchase option are indeterminable, the Company was required to record a derivative liability for the fair value of the purchase option.

On the date of issuance the Company a recorded a derivative liability and debt discount of $6,000. The debt discount was amortized into expense through the maturity date of the convertible notes.

During the quarter ended September 30, 2012, the holders of the convertible debt issued in January and February of 2012 converted the notes into common stock, effectively terminating the purchase right. Accordingly, the fair value of the derivative liability of $6,000 was reclassed to additional paid in capital.

The investor in the convertible debt also acquired 6,666,666 shares of common stock and warrants to acquire 6,666,666 share of common stock for an exercise price of $0.12 per share over a four-year term for proceeds for $33,333. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $15,915 which has been fully amortized into expense through the maturity date of the convertible note. In connection with a January 2013, forbearance agreement described below, the principal balance of the convertible note was increased by $17,500. As of March 31, 2013, the outstanding principal balance of the note was $150,500. In addition to the amortization of discounts the Company recognized $5,438 of interest expense on the convertible note for the three months ended March 31, 2013.

The Company has failed to comply with certain terms of the convertible notes issued in May 2012 and February 2012 and, in January 2013, entered into a forbearance agreement the holder of these notes. Among other events of default, the Company did not repay the notes on their respective maturity dates in November 2012 and February 2013. In consideration for entering into the Agreement, the Company has agreed that it shall perform (or agree to the terms of) the following material requirements: (a) the May Note shall bear an 18% interest rate from November 1, 2012 forward, (b) a deed of trust on the Company’s 80% interest in the Chloride Copper Mine shall be filed to secure the February and May Notes , (c) the exercise price associated with Warrants issued in connection with the February and May Notes shall be reset, and (d) the Company shall issue additional warrants to purchase 6,750,000 shares of the Common Stock with an exercise price of $0.008 provided that the Company may repurchase a certain percentage of such warrants at a purchase price of $0.001 per share if the February 2012 and May 2012 Notes are paid prior to July 15, 2013. In consideration for entering into the agreement, the Note Holder has agreed to the following material terms; (i) waive any defaults and breaches of the Company or all dates prior to the date of the Forbearance Agreement, and (ii) both the February 2012 and May 2012 Notes are amended to extend the maturity date of each to July 15, 2013.

The Company recorded an additional discount of $101,160 against the notes to be amortized into expense through the new maturity date of notes of July 15, 2013. The Company recognized amortization expense of $43,510 during the three months ended March 31, 2013. The discount is equal to the fair value of the additional consideration consisting of the following: 1) the excess of the fair value of the modified warrants (reduced exercise price) over the fair value of the original warrants, both measured at the forbearance date, and 2) the fair value of the additional warrants at the Forbearance date. The fair value of the warrants, including the incremental fair value resulting from the modification of existing warrants and the issuance of additional warrants, was calculated using the Black Scholes model and the following assumptions:

Volatility	125.38%
Risk Free Rate	0.37%
Expected Term	3.0 - 4.0 Years
Dividend Rate	0%

The carrying value of the February and May 2012 notes as of march 31, 2013, was $282,850, net of remaining unamortized discount of $57,650.

The Company also increased the principal balance of the May Note by $17,500 as reimbursement for legal fees incurred by the lender. The May Note is convertible at $0.045 per share. Since the trading price of the stock was $0.0072 on the forbearance date, there was no additional beneficial conversion resulting from the increase in face value of the May Note. The Increase in Face Value was recorded as debt issuance costs to be amortized through the new maturity date. The Company recognized $7,527 of amortization expense during the three months ended March 31, 2013.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

The following table represents the Company’s fair value hierarchy for its derivative financial instruments measured at fair value on a recurring basis as of December 31, 2012:

	Balance at March 31, 2013	Quoted Prices in Active Mkts. for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded conversion feature on convertible debt	$168,800	—	—	$168,800

Total	$168,800	$—	$—	$168,800

The table below sets forth the summary of changes in the fair value of the Company’s Level 3 derivative financial instruments for the three month period ended March 31, 2013:

Balance-December 31, 2012	$154,000

Convertible debt issued with conversion feature	65,800

Embedded conversion option reclassified to equity upon conversion of debt	(53,000)

Fair value change in derivative liability	2,000

Balance-March 31, 2013	$168,800

NOTE 9. ADVANCES

On March 17, 2010, Brian Hebb a creditor, assumed the debt of $90,573 that an officer had advanced the Company. As of March 31, 2013 and December 31, 2012, an advance note payable of $90,573 is due to Brian Hebb.

NOTE 10. STOCK-BASED COMPENSATION

On November 17, 2011 the Board of Directors approved the parameters for a Company Qualified Stock Option Plan (the “Plan”). under which employees, directors and service providers of the Company may be granted awards to purchase shares of the Company’s common stock at a price to be determined by the Board of Director’s compensation committee. During the three months ended March 31, 2013, the Company did not grant any options to acquire shares of common stock and there were not forfeitures.

Option activity for the period from inception through March 31, 2013 was as follows:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding January 1, 2013	174,164,606	0.050	3.68
Granted	—	—	—
Forefeitures	—	—	—

Outstanding March 31, 2013	174,164,606	0.050	3.68

Exercisable March 31, 2013	37,664,606	0.047	3.65

The following table summarizes information about the stock options outstanding at March 31, 2013:

Exercise Price	# of shares	Weighted Average Remaining Term	Weighted Average Grant Date Fair Value
$0.004	15,236,250	3.89	0.0011
$0.0059	1,500,000	3.41	0.0034
$0.0510	4,838,356	3.12	0.0024
$0.0500	152,500,000	4.13	0.0016

	174,164,606

The stock options had no intrinsic value at March 31, 2013.

As of March 31, 2013, there is $188,752 of unrecognized compensation cost (pre-tax) that will be recognized in the future.

In March 2013, the Company entered into an agreement with a provider of legal fees to settle legal fees of $42,000 of the $302,353 owed by the Company as of December 31, 2012. In settlement of the amounts due, the Company agreed to issue to the provider of legal services, 6,000,000 shares of common stock, issue options to acquire 6,000,000 shares of common stock for an exercise price of $0.01 per share for five years, and pay $260,353, bearing interest at an annual rate of 12%, in cash as soon as practicable. The Company determined the fair value of the common stock to be $39,600 based on the trading price of the Company’s common stock on the date of the agreement. The Company determined the fair value of the stock options to be $33,097 using the Black Scholes model and the following assumptions: expected volatility – 133.06%, risk free rate – 0.81%, expected term – 5 years, and dividend rate – 0.0%. The Company recorded additional legal fee expense equal to the excess of the fair value of the consideration given over the carrying value of the accrued legal fees, resulting in additional expense during the three months ended March 31, 2013 of $30,697. As of March 31, 2013, the 6,000,000 shares have not been issued.

NOTE 11. EQUITY

As of March 31, 2013, the Company is authorized to issue 990,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. The Company’s common stock was divided into two classes of common stock with 980,000,000 shares to the Class A common stock and 10,000,000 shares to the Class B common stock.

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

On June 1, 2010, the Company issued Michael Doherty, our former Director, President (Principal Executive Officer), Chief Financial Officer, and Secretary of the Company, 100,000 shares of the Company’s Common Stock in consideration for his services to the Company which shares of common stock were valued at $3,000 based on the value of the associated underlying shares of the Company’s common stock which value of $1.00 per share, represented the offering price of the Company’s Common Stock in its most recently completed equity transaction prior to the date of the Purchase Agreement and for which the Company recorded a debit to consulting expense in the amount of $100,000.

Effective June 1, 2010, we amended our Certificate of Incorporation and declared a six (6) share stock split for each one share of the issued and outstanding shares. Total shares to be issued was six to 1. The record date and that date such shares were issued was June 25, 2010. The number of common stock outstanding increased from 19,592,000 to 117,552,000.

At August 23, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock. This issuance resulted in aggregate gross proceeds to the Company of $75,000. At March 31, 2013 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded a credit to subscribed shares.

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

From January 1, 2013 through March 31, 2013 the Company issued Asher Enterprises a total of 18,696,052 shares of the Company’s Common stock. The stock was issued in exchange for the conversion of notes payable totaling $55,120 (including interest) issued during 2012.

Common Shares Subscribed, Not Issued

During the year ending December 31, 2010, the Company entered into a subscription agreement. Whereas, for the value of $75,000 the Company agreed to issue 300,000 shares of the Company’s common stock. The Company received the $75,000 however as of December 31, 2011 and 2010 the Company had not issued the common shares to the third party. The Company considers the value of the stock as subscribed stock, not issued and as a short term liability as of March 31, 2013 since as over twelve months have elapsed since the subscription agreement was entered into by the Company.

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

On March 6, 2013 the Company and Cella, Lange, Cella LLP (“Cella”) entered into an agreement whereby Cella was issued 6,000,000 shares of the Company’s Class A common stock in exchange for the payment of $42,000 of the balance due to Cella. In consideration for this agreement, the Company also granted Cella fully vested options to purchase up to 6,000,000 additional shares at an exercise price of $0.01 per share. Cella may in its sole discretion elect to apply the amount of the option exercise against outstanding amounts owed to Cella in lieu of receiving a cash payment from the Company. The outstanding balance owed to Cella as of December 31, 2012 shall bear an annual interest rate of 12% until paid. As of March 31, 2013, the Company has not issued the 6,000,000 shares of Class A common stock.

Preferred Stock

As of March 31, 2013 and December 31, 2012, the company had 10,000,000 authorized shares of Preferred Stock, with a par value of $0.001 per share. On January 31, 2012, the board of directors approved and issued 500,000 shares of Series A Preferred Stock each to Timothy Benjamin, Chairman, and J. Rod Martin, CEO. The Company has valued the preferred stock at $1,000 based on the voting rights, the probability of redemption and the value of the Company’s common stock. There are 1,000,000 issued and outstanding shares of Preferred Stock at March 31, 2013 and December 31, 2012.

NOTE 12. INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $11,705,778, which expire in various years through 2030, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

NOTE 13. OTHER EVENTS

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

NOTE 14. SUBSEQUENT EVENTS

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

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on April 8, 2013 in the amount of $56,000. The note has an interest rate of 8% with the maturity date of January 10, 2014.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Effective February 20, 2012 the Board of Directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%. On April 12, 2013, the Company acquired the entire minority interest in the Chloride Copper Mine, thus increasing the Company’s interests in the Chloride Copper Mine to 100% (See Note 13).

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

Results of Operations

Total Assets were approximately $925,229 at March 31, 2013 compared to $720,358 at December 31, 2012. The increase in total assets is attributed to the capitalization of engineering and designing fees paid to third parties as well as cash received from financing instruments.

Operating Expenses

Selling, general and administrative expenses increased approximately $86,361 for the three month period ended March 31, 2013 when compared to the same period in 2012. The increase is attributable to increased expenditures in contract labor, consulting fees, payroll expenses and their corresponding payroll taxes.

Financing costs, including interest and amortization of discounts

Financing costs, including interest and amortization of discounts decreased approximately $20,992 for the three month period ended March 31, 2013 when compared to the same period in 2012. The decrease was primarily attributable to the net effect of convertible notes.

Forgiveness of debt and accrued interest

Forgiveness of debt and accrued interest decreased approximately $125,449 for the three month period ended March 31, 2013 when compared to the same period in 2012 solely due to the Company’s recognition in the three month period ended March 31, 2012 of forgiveness of debt and accrued interest owed to one of the Company’s prior executive.

Net loss

The net loss for the three month period ended March 31, 2013 increased approximately $192,818 as compared to the same period in 2012. This increase is primarily the result of the net effect of increases in operating expenses and decreases in other income/expenses when comparing the two periods.

Liquidity and Capital Resources

We had working capital deficit of approximately $ 2,885,043 and $2,496,319 at March 31, 2013 and December 31, 2012, respectively.

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

Cash Flows

Cash and cash equivalents increased by approximately $32,000 during quarter ended March 31, 2013. The increase is attributable to the proceeds raised from the Company’s issuance of debt and convertible debt instruments offset by funds used for operations.

Cash Flows from Operating Activities

During the three month period ended March 31, 2013, net cash used by operating activities was approximately $84,270, as compared to $215,005 during the same period prior year. The decrease in net cash used for the three month period ended March 31, 2013 as compared to the same period in 2012 was primarily the recognition of a gain from the forgiveness of debt and accrued interest in the three month period ended March 31, 2012.

Cash Flows from Investing Activities

The Company had no significant investment activity for the three month period ended March 31, 2013 or March 31, 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was approximately $57,450 in the three month period ended March 31, 2013, as compared to net cash provided by financing activities of approximately $267,500 for the same period prior year. The decrease in cash provided by financing activities for the three month period ending March 31, 2013 as compared to the same period prior year was primarily attributable to the Company’s decrease in proceeds from notes payable.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At March 31, 2013 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures were not effective as of March 31, 2013. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2013.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weakness in disclosure controls and procedures which are indicative of many small companies: (i) no one at the Company had the technical competency with respect to the accounting and disclosure of complex financial instruments, specifically, derivatives, that were inherent in some of the Company’s debt instruments, (ii) our independent registered public accounting firm brought to our attention certain adjustments related to expenditures, debt and accounts payable, accordingly, the Company does not have controls in place to accurately and timely record such transactions. Our CEO and our Chairman of the Board have implemented appropriate disclosure controls and procedures to remediate this material weakness, including (i) the hiring of a new CFO, Barton R. Budman and (ii) the hiring of a consultant who has the expertise in these matters and will assist the Company in the accounting for disclosures of derivative instruments. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2013. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2012.

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

We had an accumulated deficit of $11,237,044 at December 31, 2012, and our auditors had issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned exploration activities; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

During the three month period ended March 31, 2013 the Company issued Asher Enterprises during a total of 18,696,052 shares of the Company Common stock. The stock was issued in exchange for the conversion of note payable issued in 2012. The conversions were transacted four (4) times during the quarter as per terms of the agreement.

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

Item 3. Defaults Upon Senior Securities.

We are in default in the payment of principal, interest, asking or purchase fund installment or other default with respect to indebtedness (See Note 6).

Item 4. Mine Safety Disclosures

None-as the mine is not operational at this time.

Item 5. Other Information.

On April 12, 2013, the Company executed a Second Amendment to the Asset Purchase Agreement (“Second Amendment”) between the Company and Medina Property Group, LLC dated April 23, 2010, amended by the First Amendment to the Asset Purchase Agreement dated June 10, 2010. This Second Amendment provides for the acquisition of Medina’s remaining twenty (20%) percent right, title, and interest in the asset known as the Chloride Copper Mine. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 100%. In consideration of the 20% interest, the Company entered into a 6-month promissory note for seven hundred fifty thousand ($750,000) dollars, forty million (40,000,000) shares of Class A common stock, a 5-year convertible promissory note for four million ($4,000,000) dollars, and a 10-year-warrant purchase agreement for Medina to purchase up to twenty million (20,000,000) shares of its Class A common stock at a share price of $0.27.

Item 6. Exhibits

Number	Description

31.01*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.02*	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.01*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.02*	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA RESOURCE GROUP, INC.

Date: May 20, 2013	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: May 20, 2013	By:	/s/ Barton R. Budman
Barton R. Budman
Chief Financial Officer