Form 10-Q
period 2013-06-30
SIERRA RESOURCE GROUP INC
filed 2013-08-15
CIK 1076966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2013 the issuer had 483,240,846 issued shares of Common Stock, $0.001 par value.

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

101.CAL – XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Taxonomy Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

PART I

FINANCIAL INFORMATION

Item 1. Condensed financial statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$10,306	$31,864
Prepaid expenses	2,000	2,000
Other Current Assets	25,000	25,000

TOTAL CURRENT ASSETS	37,306	58,864
Mineral Property Rights	5,131,358	—
Mine Development Costs	870,742	653,523
OTHER ASSETS	7,970	7,971

TOTAL ASSETS	$6,047,376	$720,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$918,135	$1,126,910
Accrued payroll and compensation – related parties	392,668	221,235
Embedded derivative Liabilities	11,262,927	154,000
Advances	90,573	90,573
Obligation to Issue Common Stock	75,000	89,700
Notes Payable (net of debt discount $105,812 and $97,423 respectively)	2,280,754	872,765
Other current liabilities	31,394	—

TOTAL CURRENT LIABILITIES	15,051,451	2,555,183
LONG-TERM DEBT
Note Payable (net of debt discount $3,827,039 and $0, respectively)	198,934	—

TOTAL LIABILITIES	$15,520,385	$2,555,183

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Class A Common stock, $0.001 par value: 970,000,000 shares authorized; 417,262,585 and 347,833,085 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$417,263	$347,833
Class B Common stock, $0.001 par value: 10,000,000 shares authorized; none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Class A Preferred stock, $0.001 par value: 10,000,000 shares authorized; 1,000,000 issued and outstanding at June 30, 2013 and December 31, 2012	1,000	1,000
Common stock shares subscribed, not issued $.001 par value 51,057,467 and 18,390,801 at June 30, 2013 and December 31, 2012, respectively	310,857	278,191
Additional Paid-in capital	9,475,486	8,775,195
Accumulated deficit	(19,407,615)	(11,237,044)

TOTAL STOCKHOLDERS’ DEFICIT	(9,203,009)	(1,834,825)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,047,376	$720,358

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		December 21, 1992 (Inception) to June 30, 2013
	2013	2012	2013	2012
REVENUE
Revenue	$—	—	—	—	$1,275

Total revenue	—	—	—	—	1,275

OPERATING EXPENSES
Amortization	—	—	—	—	11,972
Selling, general and administrative expenses	238,002	419,773	548,362	643,771	3,382,551

Total operating expenses	238,002	419,773	548,362	643,771	3,394,523

Operating loss	(238,002)	(419,773)	(548,362)	(643,771)	(3,393,248)

Other Income (expense)
Financing costs including interest and amortization of discounts	(409,694)	112,186	(566,068)	(65,179)	(1,571,272)
Derivative Expense	(7,054,141)	(27,238)	(7,056,141)	(27,238)	(7,109,615)

Forgiveness of debt and accrued interest	—	671,996	—	797,445	161,116
Loss on Impairment of goodwill and equipment	—	—	—	—	(7,494,596)

Total other income (expense)	(7,463,835)	756,944	(7,622,209)	705,028	(16,014,367)

INCOME (LOSS) BEFORE INCOME TAXES	(7,701,837)	337,171	(8,170,571)	61,257	(19,407,615)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	(7,701,837)	337,171	(8,170,571)	61,257	(19,407,615)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.02)	$0.00	$(0.02)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	396,169,621	279,250,783	376,531,757	265,786,826

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

			December 21, 1992
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013
Cash flows from operating activities:
Net Loss	$(8,170,571)	$61,257	$(19,407,615)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock issued for services	—	—	763,384
Stock options issued for services	—	73,276	63,481
Stock subscribed not issued for services	—	—	262,000
Partial release of liability in exchange for stock and options to be issued	30,697	—	30,697
Forgiveness of debt and accrued interest	—	(797,445)	(161,116)
Derivative expense	7,056,141	100,738	7,089,403
Interest expense for conversion of stock	—	—	373,357
Accrued interest	135,575	73,554	173,717
Accrued interest – related party	—	—	98,816
Adjustment on impairment of goodwill and equipment	—	—	7,494,596
Amortization of discount on convertible debt	430,493	47,396	592,179
Amortization	—	—	11,972
Changes in operation assets and liabilities:
Other current assets	—	(2,500)	(27,000)
Other assets	—	(1,470)	(7,970)
Accounts payable and accrued expenses	186,224	56,443	913,076
Accrued payroll and compensation – related parties	171,433	—	392,668

Net Cash used in operating activities	(160,008)	(388,751)	(1,344,355)

Cash flows from investing activities:
Capitalization of mine expenses	—	(52,379)	(101,205)
Purchase of minority interest	—	(6,500)	—
Investment in oil and gas interests	—	—	(29,500)

Net Cash used in investing activities	—	(58,879)	(130,705)

Cash flows from financing activities:
Issuance of common stock	—	10,000	11,860
Payments on notes payable	(10,550)	(18,750)	(78,300)
Obligation to issue common stock	—	14,700	14,700
Proceeds from issuance of subscribed shares	—	66,666	141,667
Proceeds from officer advances	—	—	90,573
Proceeds from note payable – related party	—	—	29,500
Proceeds from notes payable	149,000	390,833	1,275,366

Net Cash provided by financing activities	138,450	463,449	1,485,366

Net increase (decrease) in cash and cash equivalents	(21,558)	15,819	10,306
Cash and cash equivalents at beginning of period	31,864	132	—

Cash and cash equivalents at end of period	$10,306	$15,951	$10,306

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Capitalization of mineral property rights and corresponding increase in accounts payable	217,219
Capitalization of mineral property rights and corresponding increase in notes payable	4,750,000
Capitalization of mineral property rights and corresponding increase in paid in capital and stock subscribed – not issued	381,358
Conversion of notes payable and corresponding accrued interest to common stock	118,420
Initial set up of derivative liability relating to embedded conversion feature	10,461,695
Increase in debt discount and corresponding note payable related to original issue discount	2,778
Embedded conversion option reclassified to equity upon conversion of debt	113,500
Increase in debt discount and paid in capital relating to forbearance agreement	101,160
Increase in debt issuance costs and notes payable relating to forbearance agreement	17,500
Conversion of accounts payable to notes payable	536,860

The accompanying notes are an integral part of these condensed financial statements.

SIERRA RESOURCE GROUP, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

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

NOTE 2. GOING CONCERN ISSUES

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2013, we had an accumulated deficit of $19,407,615 and a working capital deficit of $15,014,145. During the six months ended June 30, 2013, we had a net loss of $8,170,571. As we had no significant revenues or earnings from operations, the net loss for the six months ended June 30, 2013 was a result of our operating expenditures and financing costs. We will in all likelihood sustain operating expenses without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

The Company had no operating properties at June 30, 2013 but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management’s current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for services provided to the Company. Under the provisions of ASC 718, the Company recognizes stock-based compensation by measuring the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is to be recognized over the requisite service period to provide service in exchange for the award, generally referred to as the requisite service period. The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life.

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

The Company has estimated the fair value of its derivative financial instruments as of June 30, 2013. The fair value measurements guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Unobservable inputs that shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity.

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

Accrued payroll and compensation – related parties

The Company accounts for accrued payroll or compensation for it’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board within Accrued payroll and compensation – related parties.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.

The FASB has issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification (Codification) or subject to a master netting arrangement or similar agreement.

An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of these new amendments had no impact on the Company’s financial position or results of operations.

FASB Accounting Standards Update 2012-04, Technical Corrections and Improvements.

The FASB has issued ASU No. 2012-04, Technical Corrections and Improvements. In November 2010, the FASB Chairman added a standing project to the FASB’s agenda to address feedback received from stakeholders on the Codification and to make other incremental improvements to U.S. GAAP. This perpetual project will facilitate Codification updates for technical corrections, clarifications, and improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. These amendments are referred to as Technical Corrections and Improvements. This ASU also includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement, and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. These amendments are referred to as Conforming Amendments. In addition, this ASU deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition originating from FASB Statement No. 123 (revised 2004), Share-Based Payment, and the third definition originating from FASB Statement No. 157, Fair Value Measurements, remain.

The amendments in this ASU that will not have transition guidance will be effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of these new amendments had no impact on the Company’s financial position or results of operations.

FASB Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of these new amendments had no impact on the Company’s financial position or results of operations.

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

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending June 30, 2012 for calendar-year entities). Early adoption is not permitted for public entities. The adoption of these amendments had no impact on the Company’s financial position or results of operations.

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

NOTE 4 – NET EARNINGS (LOSS) PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding:

The following table represents the computation of basic and diluted losses per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income (Loss) available for common shareholders	(7,701,837)	337,171	(8,170,571)	61,257
Weighted average common shares outstanding	396,169,621	279,250,783	376,531,757	265,786,826

Net Earnings (Loss) per share is based upon the weighted average shares of common stock outstanding	(.02)	.00	(.02)	.00

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

The following table summarizes the acquisition with a total purchase price of $7,505,529:

Mining Property Rights	$163,000
Equipment	$125,000
Liabilities	$(384,540)
Goodwill	$7,602,069

Net Assets	$7,505,529

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

On April 12, 2013, the Company executed a Second Amendment to the Asset Purchase Agreement (“Second Amendment”) between the Company and Medina Property Group, LLC dated April 23, 2010, amended by the First Amendment to the Asset Purchase Agreement dated June 10, 2010. This Second Amendment provides for the acquisition of Medina’s remaining twenty (20%) percent right, title, and interest in the asset known as the Chloride Copper Mine. The execution of this transaction increased the Company’s interests in the Chloride Copper Mine to 100%. In consideration of the 20% interest, the Company entered into a 6-month promissory note for seven hundred fifty thousand ($750,000) dollars, forty million (40,000,000) shares of Class A common stock which have not been issued as of June 30, 2013, a 5- year convertible promissory note for four million ($4,000,000) dollars, and a 10-year-warrant purchase agreement for Medina to purchase up to twenty million (20,000,000) shares of its Class A common stock at a share price of $0.27. Because the Company had control (80%) over the interest in the assets known as the Chloride Copper Mine, the acquisition of the remaining 20% interest was accounted for as an equity transaction. If the Company does not meet all conditions in the Second Amendment, the Medina Property Group, LLC has a right of reversion which includes the return of the title to all of the conveyed assets back to Medina Property Group, LLC.

NOTE 6. NOTES PAYABLE

The Company had the following notes payable outstanding as of June 30, 2013 and December 31, 2012:

Current Notes Payable
	June 30, 2013	December 31, 2012
Promissory note payable dated August 16, 2010 due to Brian Hebb including accrued interest.	$43,235	41,570

Promissory note payable dated August 6, 2010 due to Black Diamond Realty Mgmt including accrued interest.	32,880	30,098

Promissory note payable dated May 5, 2010 due to Brian Hebb including accrued interest.	171,840	153,469

Promissory note payable dated February 16, 2012 due to Grand View Ventures including accrued interest	221,412	215,992

Promissory note payable dated May 3, 2012 due to Grand View Ventures including accrued interest	176,323	147,029

Promissory note payable dated May 17, 2012 due to Tangiers Investors, LP including accrued interest	19,447	15,900

Promissory note payable dated July 17, 2012 due to Asher Enterprises including accrued interest	-0-	54,940

Promissory notes payable dated July 31, 2012 due to FOGO, Inc. including accrued interest	227,048	210,060

Promissory note payable dated October 5, 2012 due to Asher Enterprises including accrued interest	-0-	33,120

Promissory note payable dated November 14, 2012 due to All Business Consulting, Inc. including accrued interest	25,986	25,258

Promissory note payable dated December 4, 2012 due to Asher Enterprises including accrued interest	14,964	42,752

Promissory note payable dated February 5, 2013 due to Paul C. Rizzo & Associates including accrued interest	569,148	-0-

Promissory note payable dated February 25, 2013 due to Asher Enterprises including accrued interest	64,742	-0-

Promissory note payable dated February 27, 2013 due to Asher Enterprises including accrued interest	5,136	-0-

Promissory note payable dated April 8, 2013 due to Asher Enterprises including accrued interest	57,019	-0-

Promissory note payable dated April 12, 2013 due to Medina Property Group, LLC	750,000	-0-

Promissory note payable dated June 19, 2013 due to JMJ Financial including accrued interest	27,778	-0-

Total Current Notes Payable	2,406,958	970,188

Non Current Notes Payable
Promissory note payable dated April 12, 2013 due to Medina Property Group, LLC including accrued interest	4,025,973	-0-

Less: Debt discount	(3,953,243)	(97,423)

Total Notes Payable	2,479,688	872,765

A summary of future maturities of long term debt are as follows:

For the year ended June 30,
2014	-0-
2015	-0-
2016	-0-
2017	-0-
2018	4,025,973
Thereafter	-0-

4,025,973

The Company entered into a promissory note with Brian Hebb on August 16, 2010 in the amount of $34,527. The note has an interest rate of 8% with the maturity date of July 15, 2011. The Company is currently in default of the note. As of June 30, 2013 and December 31, 2012, the Company had a balance due including principal, interest and default penalties in the amount of $43,235 and $41,570, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into a promissory note with Black Diamond Realty Management on August 6, 2010 in the amount of $25,000. The note has an interest rate of 8% with the maturity date of August 16, 2011. The Company is currently in default of the note. As of June 30, 2013 and December 31, 2012, the Company had a balance due including principal, interest and default penalties in the amount of $32,880 and $30,098, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into a promissory note with Brian Hebb on May 5, 2010 in the amount of $125,000. The note has an interest rate of 8% with the maturity date of August 16, 2011. The Company is currently in default of the note. As of June 30, 2013 and December 31, 2012, the Company had a balance due including principal, interest and default penalties in the amount of $171,840 and $153,469, respectively. Although management questions whether this amount is a valid liability of the Company, Generally Accepted Accounting Principles (GAAP) requires it to be carried on the Company’s books. The Company will seek all remedies to have the debt removed at a later date.

The Company entered into a Convertible Promissory Note with Grand View Ventures on February 16, 2012 in the amount of

$190,000. The note has an interest rate of 15% with a maturity date of February 16, 2013 (see Note 7). The balance due including principal and accrued interest was $221,412 and $215,992 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Grand View Ventures on May 3, 2012 in the amount of $133,333. The note has an interest rate of 15% with a maturity date of November 1, 2012 (see Note 7). The balance due including principal and accrued interest was $176,323 and $147,029 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Tangiers on October 14, 2011 in the amount of $31,500. The note has an interest rate of 10% with the maturity date of July 14, 2012. The Company has renegotiated the terms of the note. The new terms require the Company to make two payments of $18,750, which one payment has been timely satisfied, and issue 3,000,000 shares of common stock to Tangiers. The second payment of $18,750 has not been paid as of June 30, 2013. In addition, as of

June 30,2013, the Company has not issued shares of common stock to Tangiers. The balance due including principal and accrued interest was $19,447 and $15,900 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on July 17, 2012 in the amount of $53,000. The note had an interest rate of 8% with a maturity date of April 19, 2013. This obligation has been satisfied as of June 30, 2013 (See Note 7).

The Company entered into a Promissory Note with FOGO, Inc. on July 31, 2012 in the amount of $200,000. The note had an interest rate of 12% with a maturity date of January 1, 2013. On January 30, 2013, the Company and Fogo Inc. (“Fogo”) entered into an amendment to the Promissory Note dated July 31, 2012, which changed the maturity date of the note to July 31, 2013 (see Note 14). The note interest rate shall bear an interest rate of 13.5% annual rate beginning February 2013 and increasing 1.5% each month with an maximum of 20% in July 2013 provided the note is outstanding. The balance due including principal and accrued interest was

$227,048 and $210,060 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on October 5, 2012 in the amount of $32,500. The note had an interest rate of 8% with a maturity date of July 10, 2013. This obligation has been satisfied as of June 30, 2013 (See Note 7).

The Company entered into a Convertible Promissory Note with All Business Consulting Inc. on November 14, 2012 in the amount of $25,000. The note had an interest rate of 8% with a maturity date of November 14, 2013. The balance due including principal and accrued interest was $25,986 and $25,258 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on December 4, 2012 in the amount of

$42,500. The note had an interest rate of 8% with a maturity date of September 16, 2013 (See Note 7). The balance due including principal and accrued interest was $14,964 and $42,752 at June 30, 2013 and December 31, 2012, respectively.

On February 5, 2013, the Company and Paul C. Rizzo Associates, Inc. entered into an agreement which provided for the execution of a Promissory Note, the granting of warrants to purchase 3,000,000 shares of the Common Stock at an exercise price of $0.0125 per share if the final Environmental Assessment is delivered to the Bureau of Land Management by April 1, 2013 with an additional 250,000 warrants to be issued upon the same terms for each full week that the final EA is delivered before April 1, 2013. A final EA had not been delivered by April 1, 2013. The Promissory Note was executed on February 5, 2013 which the principal amount of $536,860 representing all outstanding invoices up to December 1, 2012. The Promissory Note shall bear interest at an annual rate of 15% with a maturity date of sixty (60) days after the date the United States Bureau of Reclamation issues a submittal of Environmental Assessment documentation seeking a Finding of No Significant Impact (“FONSI”) or August 1, 2013 whichever occurs first (See Note 14). The balance due including principal and accrued interest was $569,148 and $0 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on February 25, 2013 in the amount of $63,000. The note had an interest rate of 8% with a maturity date of November 27, 2013 (See Note 7). The balance due including principal and accrued interest was $64,742 and $0 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on February 27, 2013 in the amount of $5,000. The note had an interest rate of 8% with a maturity date of December 4, 2013 (See Note 7). The balance due including principal and accrued interest was $5,136 and $0 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into a Convertible Promissory Note with Asher Enterprises Inc. on April 8, 2013 in the amount of $56,000. The note had an interest rate of 8% with a maturity date of January 10, 2014 (See Note 7). The balance due including principal and accrued interest was $57,019 and $0 at June 30, 2013 and December 31, 2012, respectively.

In April 2013, the Company acquired the remaining 20% interest in certain assets and properties of Medina Property Group, LLC (see Note 5). Part of the considerations consists of a 3% convertible note in the amount of $4,000,000, due in April 2018, and convertible into common stock at a conversion rate equal to 30% of the average closing price for the ten trading days immediately preceding the day of conversion. Because the conversion price of the 3% $4,000,000 convertible note is uncertain and the number of shares issuable upon conversion are unknown and unlimited, equity classification of the conversion option is prohibited. Therefore, the conversion option is required to be separated from the debt and recorded as a derivative liability, with subsequent changes in fair value reflected in the statement of operations. The Company estimated the fair value of the conversion option on the date of issuance using Monte Carlo simulations and the following assumptions: volatility – 134.16%; risk free rate -0.7%; Term – 5 Years. The Company estimated the fair value of the conversion option as of the issuance date to be $10,309,000. The excess of the initial fair value of the conversion option over the face value of the convertible note, totaling $6,309,395, was recorded as derivative expense on the issuance date and $4,000,000 was recorded as a discount against the convertible note to be amortized into interest expense over the five-year term of the note. During the three months ended June 30, 2013, the Company recognized $172,961 of interest expense from the amortization of the discount. In addition to the amortization of the discount, the Company recognized $25,973 of interest expense on the Convertible Note for the three and six months ended June 30, 2013. The carrying value of the convertible note as of June 30, 2013 was $172,961, net of unamortized discount of $3,827,039.

The Company entered into a Convertible Promissory Note with JMJ Financial on June 19, 2013 for the principal sum of $300,000. Only $25,000 of the note was advanced to the Company, resulting in a $27,778 note payable net of $2,778 original issue discounts. The lender may advance additional Principal (up to the $300,000) to the Company at the lender’s sole discretion. The note has an interest rate of 0% for the first 90 days beginning on the advancement date and a one-time interest charge of 12% on the principal sum advanced thereafter with a maturity date of June 19, 2014 (see Note 7). The balance due was $27,778 and $0 at June 30, 2013 and December 31, 2012, respectively.

NOTE 7. Convertible Notes

8 % Convertible Notes

In July 2012, the Company issued a convertible note with a face value of $53,000. The note was to mature in April 2013, bears interest at an annual rate of 8%, and was convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note was convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operation

On the date of issuance the Company recorded a derivative liability of $81,000, a debt discount of $53,000 and initial derivative liability expense of $28,000. The debt discount was being amortized into expense through the maturity date of the convertible note. During the six months ended June 30, 2013, the holder of the convertible notes elected to convert all principal and interest into 18,696,052 shares of common stock. On each date of conversion, a portion of the remaining unamortized discount attributable to the principal converted was amortized into interest expense and the related derivative liability was reclassed to equity. During the six months ended June 30, 2013, the Company recorded amortization expense of $20,931. As of June 30, 2013, no principal or interest remained outstanding. In addition to the amortization of the discount the Company recognized $180 of interest expense on the convertible note for the six months ended June 30, 2013.

The fair value of the embedded derivatives as of each conversion date was determined using Monte Carlo Simulations and the following assumptions, resulting in derivative expense of $2,000 for the six months ended June 30, 2013:

Volatility	35.45% - 122.6%
Risk Free Rate	0.05% - 0.12%
Expected Term	0.1 - .22 Years
Dividend Rate	0%

In October 2012, the Company issued a convertible note with a face value of $32,500. The note was to mature in July 2013, accrued interest at an annual rate of 8%, and was convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. In April 2013, the entire principal amount of $32,500 was converted into 14,733,447 shares of common stock. Because the convertible note was convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations.

On the date of issuance the Company recorded a derivative liability of $36,000, a debt discount of $32,500 and initial derivative liability expense of $3,500. The debt discount being amortized into expense through the conversion dates of the convertible note. During the three and six months ended June 30, 2013, the Company recorded amortization expense of $11,496 and $22,329, respectively. As of June 30, 2013, no amounts remained outstanding on the note. In addition to the amortization of the discount the Company recognized $27 and $680 of interest expense on the convertible note for the three and six months ended June 30, 2013, respectively.

The fair value of the embedded derivatives as of each conversion date was determined using Monte Carlo Simulations and the following assumptions, resulting in derivative expense of $1,000 for the three months ended June 30, 2013 and reclassification of $32,000 to equity on the conversion dates:

Volatility	100.30 - 118.79%
Risk Free Rate	0.05% - 0.06%
Expected Term	0.18 - .23 Years
Dividend Rate	0%

In November 2012, the Company issued a convertible note with a face value of $25,000. The note matured in March 2013, bears interest at an annual rate of 8%, and was convertible into common stock of the Company at the option of the holder at a conversion rate equal to 45% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. In May 2013, the maturity date of the note was extended to November 2013 and $986 of accrued but unpaid interest was added to the principal balance of the note. As consideration for the extension, the Company agreed to amend the conversion price to the lower of 1) 45% of the lowest trading price during the 15 days prior to conversion or 2) $0.0009.

On the date of issuance the Company recorded a derivative liability of $31,000, a debt discount of $25,000 and initial derivative liability expense of $6,000. The debt discount was amortized into expense through the maturity date of the convertible note. Immediately prior to the extension of the maturity date and amendment to the conversion feature, the fair value of the conversion option was determined to be $31,000. Immediately following the amendment and extension, the fair value of the conversion option was determined to be $101,000. The Company adjusted the carrying value of the conversion option to $101,000, and recorded an additional debt discount of $25,986, to be amortized into interest expense through the extended maturity date, and derivative expense of $44,014. The Company determined that the fair value of the derivative liability on June 30, 2013, was $37,000. During the three and six months ended June 30, 2013, the Company recorded amortization expense of $6,497 and $21,705, respectively. As of June 30, 2013, the carrying value of the convertible note was $6,497, net of a remaining unamortized discount of $19,490. In addition to the amortization of the discount the Company recognized $231 and $729 of interest expense on the convertible note for the three and six months ended June 30, 2013, respectively.

The fair value of the embedded derivative as of the date of amendment, and as of June 30, 2013, was determined by using Monte Carlo Simulations and the following assumptions, resulting in net derivative income of $19,986 for the three and six months ended June 30, 2013:

Volatility	108.96% - 115.7%
Risk Free Rate	0.04% - 0.08%
Expected Term	0.00 - 0.50 Years
Dividend Rate	0%

In December 2012, the Company issued a convertible note with a face value of $42,500. The note matures in September 2013, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 51% of the average of the lowest three closing trading prices of the Company’s common stock during the ten trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. In June 2013, the holder of the convertible note elected to convert $29,500 of principal into 19,666,667 shares of common stock.

On the date of issuance the Company recorded a derivative liability and debt discount of $42,500. The debt discount is being amortized into expense through the maturity date of the convertible note. During the three and six months ended June 30, 2013, the Company recorded amortization expense of $21,335 and $35,502, respectively. As of June 30, 2013, the carrying value of the convertible note was $10,111, net of a remaining unamortized discount of $2,889. In addition to the amortization of the discount the Company recognized $870 and $1,713 of interest expense on the convertible note for the three and six months ended June 30, 2013.

The fair value of the embedded derivatives as of the date of conversion, and as of the June 30, 2013, was determined using Monte Carlo Simulations and the following assumptions, resulting in no charge to earnings since the fair value of the derivative did not change from March 31, 2013, and reclassification of $28,500 to equity on the date of conversion:

Volatility	112.52% - 122.40%
Risk Free Rate	0.05% - 0.04%
Expected Term	0.18 - .22 Years
Dividend Rate	0%

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

On the dates of issuance the Company recorded derivative liabilities and debt discounts totaling $65,800. The debt discounts are being amortized into expense through the maturity dates of the convertible notes. During the three and six months ended June 30, 2013, the Company recorded amortization expense of $21,933 and $29,244, respectively. As of June 30, 2013, the carrying value of the convertible notes was $31,444, net of remaining unamortized discounts of $36,556. In addition to the amortization of the discount the Company recognized $1,373 and $2,210 of interest expense on the convertible note for the three and six months ended June 30, 2013, respectively.

The fair value of the embedded derivatives as of the June 30, 2013 was determined to be $65,800, resulting in no charge to earnings since the fair value of the derivative did not change from March 31, 2013, by using Monte Carlo Simulations and the following assumptions:

Volatility	112.66%
Risk Free Rate	0.10%
Expected Term	0.42 Years
Dividend Rate	0%

In April 2013, the Company issued a convertible note with face value of $56,000. The note matures nine months from the date of issuance, bears interest at an annual rate of 8%, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to 45% of the average of the lowest two closing trading prices of the Company’s common stock during the thirty trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the derivative liability on the date of issuance using Monte Carlo Simulations and the following assumptions:

Volatility	128.10%
Risk Free Rate	0.13%
Expected Term	0.75 Years
Dividend Rate	0%

On the date of issuance the Company recorded derivative liability of $68,000, a debt discount of $56,000, and derivative expense of $12,000. The debt discount is being amortized into expense through the maturity date of the convertible note. During the three and six months ended June 30, 2013, the Company recorded amortization expense of $16,780. As of June 30, 2013, the carrying value of the convertible notes was $16,780, net of remaining unamortized discounts of $39,220. In addition to the amortization of the discount the Company recognized $1,019 of interest expense on the convertible note for the three and six months ended June 30, 2013.

The fair value of the embedded derivative as of the June 30, 2013 was determined to be $68,500, resulting in derivative expense of $500, the increase in the fair value of the derivative from the date of issuance, by using Monte Carlo Simulations and the following assumptions:

Volatility	112.66%
Risk Free Rate	0.10%
Expected Term	0.5 Years
Dividend Rate	0%

15% Convertible Notes

In February 2012, the Company issued a convertible note with a face value of $190,000. The note matured on February 16, 2013, bears interest at an annual rate of 15%, and is convertible into common stock of the Company at the option of the holder at a conversion price of $0.045 per share. The investor in the convertible debt also acquired 8,650,00 shares of common stock and warrants to acquire 6,900,000 share of common stock for an exercise price of $0.015 per share over a four-year term for proceeds for $10,000. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $8,289 to be amortized into expense through the maturity date of the convertible note. During the three and six months ended June 30, 2013, the Company recorded amortization expense of $1,064. As of June 30, 2013, the outstanding principal balance was $190,000. In addition to the amortization of discounts the Company recognized $7,982 and $15,970 of interest expense on the convertible note for the three and six months ended June 30, 2013, respectively.

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

The investor in the convertible debt also acquired 6,666,666 shares of common stock and warrants to acquire 6,666,666 share of common stock for an exercise price of $0.12 per share over a four-year term for proceeds for $33,333. The Company allocated the proceeds from the sale of convertible debt, common stock, and warrants to their equity and liability components and recorded an additional debt discount equal to the amount of proceeds allocated the warrants equal to $15,915 which has been fully amortized into expense through the maturity date of the convertible note. In connection with a January 2013, forbearance agreement described below, the principal balance of the convertible note was increased by $17,500. As of June 30, 2013, the outstanding principal balance of the note was $150,500. In addition to the amortization of discounts the Company recognized $6,356 and $11,794 of interest expense on the convertible note for the three and six months ended June 30, 2013, respectively.

The Company has failed to comply with certain terms of the convertible notes issued in May 2012 and February 2012 and, in January 2013, entered into a forbearance agreement the holder of these notes. Among other events of default, the Company did not repay the notes on their respective maturity dates in November 2012 and February 2013. In consideration for entering into the Agreement, the Company has agreed that it shall perform (or agree to the terms of) the following material requirements: (a) the May Note shall bear an 18% interest rate from November 1, 2012 forward, (b) a deed of trust on the Company’s 80% interest in the Chloride Copper Mine shall be filed to secure the February and May Notes , (c) the exercise price associated with Warrants issued in connection with the February and May Notes shall be reset, and (d) the Company shall issue additional warrants to purchase 6,750,000 shares of the Common Stock with an exercise price of $0.008 provided that the Company may repurchase a certain percentage of such warrants at a purchase price of $0.001 per share if the February 2012 and May 2012 Notes are paid prior to July 15, 2013. In consideration for entering into the agreement, the Note Holder has agreed to the following material terms; (i) waive any defaults and breaches of the Company or all dates prior to the date of the Forbearance Agreement, and (ii) both the February 2012 and May 2012 Notes are amended to extend the maturity date of each to July 15, 2013 (see Note 14).

The Company recorded an additional discount of $101,160 against the notes to be amortized into expense through the new maturity date of notes of July 15, 2013. The Company recognized amortization expense of $49,492 and $93,002, respectively, during the three and six months ended June 30, 2013. The discount is equal to the fair value of the additional consideration consisting of the following: 1) the excess of the fair value of the modified warrants (reduced exercise price) over the fair value of the original warrants, both measured at the forbearance date, and 2) the fair value of the additional warrants at the Forbearance date. The fair value of the warrants, including the incremental fair value resulting from the modification of existing warrants and the issuance of additional warrants, was calculated using the Black Scholes model and the following assumptions:

Volatility	125.38%
Risk Free Rate	0.37%
Expected Term	3.0 - 4.0 Years
Dividend Rate	0%

The carrying value of the February and May 2012 notes as of June 30, 2013, was $332,342, net of remaining unamortized discount of $8,158.

The Company also increased the principal balance of the May Note by $17,500 as reimbursement for legal fees incurred by the lender. The May Note is convertible at $0.045 per share. Since the trading price of the stock was $0.0072 on the forbearance date, there was no additional beneficial conversion resulting from the increase in face value of the May Note. The Increase in Face Value was recorded as debt issuance costs to be amortized through the new maturity date. The Company recognized $8,562 and $16,089, respectively, of amortization expense during the three and six months ended June 30, 2013.

Other Convertible Notes

In June 2013, the Company issued a convertible note for the principal sum of $300,000. Only $25,000 of the note was advanced to the Company, resulting in a $27,778 note payable net of $2,778 original issue discounts. The lender may advance additional Principal (up to the $300,000) to the Company at the lender’s sole discretion. The note matures one year from the date of issuance, is issued at a 10% discount to the face value, and is convertible into common stock of the Company at the option of the holder at a conversion rate equal to the lower of $.0036 and 60% of the lowest closing trading price of the Company’s common stock during the twenty five trading days immediately preceding the conversion date. Because the convertible note is convertible into an indeterminable number of shares of common stock, the fair value of the embedded conversion option is required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the statement of operations. The Company estimated the fair value of the derivative liability on the date of issuance using Monte Carlo Simulations and the following assumptions:

Volatility	93.46%
Risk Free Rate	0.15%
Expected Term	1.0 Year
Dividend Rate	0%

On the date of issuance the Company recorded derivative liability and debt discount of $18,500. The debt discount is being amortized into expense through the maturity date of the convertible note. The original issue discount of $2,778 is being amortized into interest expense through the maturity date. During the three and six months ended June 30, 2013, the Company recorded amortization expense of $886. As of June 30, 2013, the carrying value of the convertible notes was $7,386, net of remaining unamortized discounts of $20,392.

The fair value of the embedded derivative as of the June 30, 2013 was determined to be $18,500 using Monte Carlo Simulations and the following assumptions:

Volatility	112.66%
Risk Free Rate	0.15%
Expected Term	1.0 Year
Dividend Rate	0%

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

The following table represents the Company’s fair value hierarchy for its derivative financial instruments measured at fair value on a recurring basis as of December 31, 2012:

	Balance at June 30, 2013	Quoted Prices in Active Mkts. for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded conversion feature on convertible debt	$11,262,927	—	—	$11,262,927

Total	$11,262,927	$—	$—	$11,262,927

The table below sets forth the summary of changes in the fair value of the Company’s Level 3 derivative financial instruments for the six month period ended June 30, 2013:

Balance-December 31, 2012	$154,000

Convertible debt issued with conversion feature	10,531,695

Embedded conversion option reclassified to equity upon conversion of debt	(113,500)

Fair value change in derivative liability	690,732

Balance-June 30, 2013	$11,262,927

NOTE 9. ADVANCES

On March 17, 2010, Brian Hebb a creditor, assumed the debt of $90,573 that an officer had advanced the Company. As of June 30, 2013 and December 31, 2012, an advance note payable of $90,573 is due to Brian Hebb.

NOTE 10. STOCK-BASED COMPENSATION

On November 17, 2011 the Board of Directors approved the parameters for a Company Qualified Stock Option Plan (the “Plan”). under which employees, directors and service providers of the Company may be granted awards to purchase shares of the Company’s common stock at a price to be determined by the Board of Director’s compensation committee. During the six months ended June 30, 2013, the Company did not grant any options to acquire shares of common stock and there were not forfeitures.

Option activity for the period from inception through June 30, 2013 was as follows:

	# of shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding January 1, 2013	174,164,606	0.045	3.43
Granted	—	—	—
Forfeitures	—	—	—

Outstanding June 30, 2013	174,164,606	0.045	3.43

Exercisable June 30, 2013	37,664,606	0.030	3.41

The following table summarizes information about the stock options outstanding at June 30, 2013:

Exercise Price	# of shares	Weighted Average Remaining Term	Weighted Average Grant Date Fair Value
$0.004	15,326,250	3.64	0.0011
$0.0059	1,500,000	3.16	0.0034
$0.0510	4,838,356	2.93	0.0024
$0.0500	152,500,000	3.85	0.0016

	174,164,606

The stock options had no intrinsic value at June 30, 2013.

As of June 30, 2013, there is $188,752 of unrecognized compensation cost (pre-tax) that will be recognized in the future.

In March 2013, the Company entered into an agreement with a provider of legal fees to settle legal fees of $42,000 of the $302,353 owed by the Company as of December 31, 2012. In settlement of the amounts due, the Company agreed to issue to the provider of legal services, 6,000,000 shares of common stock, issue options to acquire 6,000,000 shares of common stock for an exercise price of $0.01 per share for five years, and pay $260,353, bearing interest at an annual rate of 12%, in cash as soon as practicable. The Company determined the fair value of the common stock to be $39,600 based on the trading price of the Company’s common stock on the date of the agreement. The Company determined the fair value of the stock options to be $33,097 using the Black Scholes model and the following assumptions: expected volatility – 133.06%, risk free rate – 0.81%, expected term – 5 years, and dividend rate – 0.0%. The Company recorded additional legal fee expense equal to the excess of the fair value of the consideration given over the carrying value of the accrued legal fees, resulting in additional expense during the six months ended June 30, 2013 of $30,697. As of June 30, 2013, the 6,000,000 shares have not been issued.

NOTE 11. EQUITY

As of June 30, 2013, the Company is authorized to issue 990,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. The Company’s common stock was divided into two classes of common stock with 970,000,000 shares to the Class A common stock and 10,000,000 shares to the Class B common stock.

On March 9, 2012, former Director James Stonehouse and the Company entered in to a settlement agreement and general release of claims whereby all debt of approximately $106,000 owed by the Company to Mr. Stonehouse were satisfied in exchange for 250,000 options at an exercise price of $0.05 per share.

On January 22, 2013, the company filed an Amendment to its Articles with the Nevada Secretary of State. The company’s Board of Directors and the holders of a majority of the outstanding shares of our Company entitled to vote on September 7, 2012 had unanimously approved the Amendment. The purpose of the Amendment was to increase the shares of our authorized capital stock from 460,000,000, to 990,000,000 of which 970,000,000 shall be designated our Class A Common Stock, par value $0.001, 10,000,000 shall continue to be designated our Class B Common Stock, par value $0.001, and 10,000,000 shall continue to be designated Preferred Stock, par value $0.001 per share of which 1,000,000 shares have been designated and issued as Series A Preferred Stock, as set forth in the Company’s Definitive Information Statement on SEC Form 14C, filed on December 26, 2012.

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

At August 23, 2010, the Company entered into a subscription agreement with an investor in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company issued and sold to the investor an aggregate of 300,000 shares of its common stock. This issuance resulted in aggregate gross proceeds to the Company of $75,000. At June 30, 2013 the 300,000 shares of common stock had not yet been issued and accordingly, the Company recorded a credit to subscribed shares.

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

On May 10, 2012, the Company issued Barton Budman a common stock purchase option to purchase 1,000,000 shares of common stock with an exercise price of $0.05 per share as outlined in the consulting agreement dated February 21, 2012 between Barton Budman, a consultant, and the Company,

During the quarter ended June 30, 2012, the Company entered into a subscription agreement with Grandview Ventures, whereas, for the value of $10,000 the Company agreed to issue 8,650,000 shares of the Company’s common stock. The Company has received the $10,000 and has issued the common shares to the third party.

From January 3, 2012 through July 31, 2012 the Company issued Asher Enterprises a total of 124,879,081 shares of the Company’s Common stock. The stock was issued in exchange for the conversion of notes payable totaling $128,800 (including interest) issued during 2011 and 2012.

From January 1, 2013 through June 30, 2013 the Company issued Asher Enterprises a total of 53,096,166 shares of the Company’s Common stock. The stock was issued in exchange for the conversion of notes payable totaling $118,420 (including interest) issued during 2012. For the three month period ending June 30, 2013, the Company issued 34,400,114 shares in exchange for the conversion of notes payable totaling $63,300 (including interest).

Common Shares Subscribed, Not Issued

During the year ending December 31, 2010, the Company entered into a subscription agreement. Whereas, for the value of $75,000 the Company agreed to issue 300,000 shares of the Company’s common stock. The Company received the $75,000 however as of June 30, 2013 the Company had not issued the common shares to the third party.

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

On March 6, 2013 the Company and Cella, Lange, Cella LLP (“Cella”) entered into an agreement whereby Cella was issued 6,000,000 shares of the Company’s Class A common stock in exchange for the payment of $42,000 of the balance due to Cella. In consideration for this agreement, the Company also granted Cella fully vested options to purchase up to 6,000,000 additional shares at an exercise price of $0.01 per share. Cella may in its sole discretion elect to apply the amount of the option exercise against outstanding amounts owed to Cella in lieu of receiving a cash payment from the Company. The outstanding balance owed to Cella as of December 31, 2012 shall bear an annual interest rate of 12% until paid. As of June 30, 2013, the Company has not issued the 6,000,000 shares of Class A common stock.

In April 2013, the Company acquired the remaining 20% interest in certain assets and properties of Medina Property Group, LLC part of the consideration consisted of 40,000,000 shares of common stock. As of June 30, 2013, these shares had not yet been issued.

Preferred Stock

As of June 30, 2013 and December 31, 2012, the company had 10,000,000 authorized shares of Preferred Stock, with a par value of $0.001 per share. On January 31, 2012, the board of directors approved and issued 500,000 shares of Series A Preferred Stock each to Timothy Benjamin, Chairman, and J. Rod Martin, CEO. The Company has valued the preferred stock at $1,000 based on the voting rights, the probability of redemption and the value of the Company’s common stock. There are 1,000,000 issued and outstanding shares of Preferred Stock at June 30, 2013 and December 31, 2012.

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

As of June 30, 2013, the Company is authorized to issue 990,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. The Company’s common stock was divided into two classes of common stock with 970,000,000 shares to the Class A common stock and 10,000,000 shares to the Class B common stock.

NOTE 14. SUBSEQUENT EVENTS

On July 30, 2013, the Company was issued a Letter of Understanding by Paul C. Rizzo Associates, Inc. whereby the Company and Paul C. Rizzo Associates, Inc. mutually forbear taking any actions against each other on any matters until January 1, 2014. Disputes have arisen with regards to the February 5, 2013 agreement (see Note 6) and the Company and Paul C. Rizzo Associates, Inc. have agreed to commence discussions and take no action against each other until after December 31, 2013.

On August 2, 2013 the Company entered into a Second Forbearance Agreement with Grand View Ventures, LLC. In consideration for entering into the agreement the Company agreed to the following material terms; a default interest rate of 18%, compounded quarterly, on the February 16, 2012 note (“February Note”) and the May 3, 2012 note (“May Note”), pay certain attorney fees of Grand View, payment of an extension fee of $145,000, all accrued interest from the February Note and May Note up to July 15, 2013 is added to principal on both notes respectively, and a reset of the warrants associated with the February Note and May Note to $0.001. In consideration for entering into the agreement Grand View agreed to the following material terms; waiving all defaults and breaches of the Company specific to both the February Note and May Note, extension of the February Note and May Note maturity date to November 15, 2013, shall waive $120,000 or $75,000 from the extension fee if the February Note and May Note are paid in full before August 15, 2013 or September 27, 2013 respectively.

The Company and Fogo Inc (“Fogo”) are presently in negotiations for an extension to the Promissory Note dated July 31, 2012. As of the date of this filing an extension agreement has not been finalized. The Company will continue negotiations with Fogo to finalize an extension agreement.

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

The Chloride Copper Mine property consists of 37 unpatented lode mining claims and 14 mill site claims and it is located 24km northwest of Kingman, in the Wallapai District, Mohave County, Arizona. The Chloride Copper Mine is comprised of an open pit mine and the existing onsite SXEW (Solvent extraction/electro winning) processing plant.

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

Effective February 20, 2012 the Board of Directors approved the purchase of half of the minority interest in the Chloride Copper Mine from the Medina Property Group, LLC under the terms of a letter of intent. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 90%. On April 12, 2013, the Company acquired the entire minority interest in the Chloride Copper Mine, thus increasing the Company’s interests in the Chloride Copper Mine to 100% (See Note 5).

Amendments to our By-Laws

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

Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, various federal and state tax authorities examine the Company and its subsidiaries. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We adjust the income tax provision, the current tax liability and deferred taxes in any period in which facts that give rise to an adjustment become known. The ultimate outcomes of the examinations of our income tax returns could result in increases or decreases to our recorded tax liabilities, which could affect our financial results.

Results of Operations

Total Assets were approximately $6,047,376 at June 30, 2013 compared to $720,358 at December 31, 2012. The increase in total assets is attributed to the capitalization of mineral property rights costs corresponding to the acquisition of the Minority’s entire 20% interest in the Chloride Mine.

Operating Expenses

Selling, general and administrative expenses decreased $181,771 and $95,409 for the three and six month period ended June 30, 2013, respectively, when compared to the same periods in 2012. The decrease is attributable to decreased expenditures on legal matters and reduction in travel expenses.

Financing costs, including interest and amortization of discounts

Financing costs, including interest and amortization of discounts increased $521,880 and $500,889 for the three and six month period ended June 30, 2013, respectively, when compared to the same periods in 2012. The increase was primarily attributable to the net effect of convertible notes.

Forgiveness of debt and accrued interest

Income recognized from the forgiveness of debt and accrued interest decreased $671,996 and $797,445 for the three and six month period ended June 30, 2013, respectively, when compared to the same periods in 2012. The decreases were solely due to the Company’s recognition of income from the forgiveness of debt and accrued interest in 2012.

Net loss

The net loss for the three and six month period ended June 30, 2013 increased $8,039,008 and $8,231,828, respectively, as compared to the same periods in 2012. The increases were primarily the result of the recognition of the derivative expense associated with the acquisition of the Minority’s interest in the Chloride Mine.

Liquidity and Capital Resources

We had working capital deficit of $15,014,145 and $2,496,319 at June 30, 2013 and December 31, 2012, respectively.

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

Cash Flows

Cash and cash equivalents decreased by $21,558 during the six month period ended June 30, 2013. The decrease is attributable to the proceeds raised from the Company’s issuance of debt and convertible debt instruments offset by funds used for operations.

Cash Flows from Operating Activities

During the six month period ended June 30, 2013, net cash used by operating activities was $145,308, as compared to $388,751 during the same period prior year. The decrease in net cash used for the six month period ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to the Company’s decrease in selling, general and administrative cash expenditures.

Cash Flows from Investing Activities

The Company had no significant investment activity for the six month period ended June 30, 2013 or June 30, 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $123,750 in the six month period ended June 30, 2013, as compared to net cash provided by financing activities of $463,449 for the same period prior year. The decrease in cash provided by financing activities for the six month period ending June 30, 2013 as compared to the same period prior year was primarily attributable to the Company’s decrease in proceeds from notes payable.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity, or capital expenditures.

At June 30, 2013 and through the date of this report, we did not and do not have any material commitments for capital expenditures, nor do we have any other present commitment that is likely to result in our liquidity increasing or decreasing in any material way.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures were not effective as of June 30, 2013. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of June 30, 2013.

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2013. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2012.

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

We own a one hundred percent (100%) interest in one property, the Chloride Copper Project, which may not have deposits of copper or other metals that may be mined at a profit. Whether we will be able to mine this property at a profit, depends upon many factors, including:

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

Additionally, there is a risk of loss of 20% interest in the Chloride Copper Project as Medina Property Group has a right of reversion if the Company does not meet all requirements in the Asset Purchase Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell unregistered securities during the period covered by this report, except for the following issuances:

During the three month period ended June 30, 2013 the Company issued Asher Enterprises during a total of 18,696,052 shares of the Company Common stock. The stock was issued in exchange for the conversion of note payable issued in 2012. The conversions were transacted four (4) times during the quarter as per terms of the agreement.

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

Item 5. Other Information.

On April 12, 2013, the Company executed a Second Amendment to the Asset Purchase Agreement (“Second Amendment”) between the Company and Medina Property Group, LLC dated April 23, 2010, amended by the First Amendment to the Asset Purchase Agreement dated June 10, 2010. This Second Amendment provides for the acquisition of Medina’s remaining twenty (20%) percent right, title, and interest in the asset known as the Chloride Copper Mine. The execution of this transaction would increase the Company’s interests in the Chloride Copper Mine to 100%. In consideration of the 20% interest, the Company entered into a 6-month promissory note for seven hundred fifty thousand ($750,000) dollars, forty million (40,000,000) shares of Class A common stock, a 5- year convertible promissory note for four million ($4,000,000) dollars, and a 10-year-warrant purchase agreement for Medina to purchase up to twenty million (20,000,000) shares of its Class A common stock at a share price of $0.27.

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

SIERRA RESOURCE GROUP, INC.

Date: August 15, 2013	By:	/s/ J. Rod Martin
J. Rod Martin
President, Chief Executive Officer and Director

SIERRA RESOURCE GROUP, INC.

Date: August 15, 2013	By:	/s/ Barton R. Budman
Barton R. Budman
Chief Financial Officer